Form 10QSB
period 1995-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1995-08-14
CIK 52935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended JUNE 30, 1995

                           Commission File NO. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Wyoming                                       86-0224163
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

2525 E. Camelback, Phoenix, AZ                             85016
------------------------------                ----------------------------------
(Address of principal executive                          (Zip Code)
office)

Issuer's telephone number, including area code (602) 955-6100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  YES    X              NO
                      -------              -------

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 698,262 shares of $.01 par value common stock outstanding as of August 10, 1995.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   SUMMARIZED FINANCIAL INFORMATION

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE            MARCH
                                                                              30, 1995         31, 1995
                                                                            -----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   334,406      $   573,279
  Marketable investment securities                                                               300,000
  Accounts receivable                                                            35,121           10,855
  Merchandise inventories                                                       225,260          114,515
  Prepaid income taxes                                                           46,647           15,147
  Prepaid expenses and other                                                     18,986            6,338
                                                                            -----------      -----------
    Total current assets                                                        660,420        1,020,134
                                                                            -----------      -----------
CASH SEGREGATED FOR CONSTRUCTION OF REPLACEMENT
  PROPERTY                                                                                       116,758

PROPERTY AND EQUIPMENT:
  Buildings, equipment and improvements                                       6,199,165        2,807,179
  Construction in process                                                         2,646        2,841,521
  Less accumulated depreciation and amortization                             (2,386,663)      (2,357,201)
                                                                            -----------      -----------
    Property and equipment - net                                              3,815,148        3,291,499

DEPOSITS                                                                          2,478            2,478
                                                                            -----------      -----------

                                                                            $ 4,478,046      $ 4,430,869
                                                                            ===========      ===========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                          $   429,763      $   476,423
  Accrued liabilities                                                            50,625           63,005
  Advance deposits                                                              271,269          106,520
                                                                            -----------      -----------
    Total current liablilites                                                   751,657          645,948

DEFERRED INCOME TAXES                                                           180,852          180,852
                                                                            -----------      -----------
    Total liabilities                                                           932,509          826,800
                                                                            -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 100,000 shares; issued, none
  Common stock, $.01 par value -
    authorized 2,000,000 shares; issued, 718,373 shares                           7,184            7,184
  Additional paid-in capital                                                    656,426          656,426
  Retained earnings                                                           2,941,155        2,999,687
  Common stock in treasury - at cost, 19,875 shares                             (59,228)         (59,228)
                                                                            -----------      -----------
    Total shareholders' equity                                                3,545,537        3,604,069
                                                                            -----------      -----------
                                                                            $ 4,478,046      $ 4,430,869
                                                                            ===========      ===========

See notes to the consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                 For three months ended
                                                        June 30,
                                                ------------------------
                                                   1995           1994
                                                ---------      ---------
REVENUES:
    Sales of merchandise                        $ 319,214      $ 346,961
    Room, cabin & trailer space rentals           273,249        271,291
    Interest                                        7,634         21,655
    Other income                                    4,855          1,400
                                                ---------      ---------

             Total revenues                       604,952        641,307
                                                ---------      ---------

COSTS & EXPENSES:

    Cost of merchandise                           173,245        197,616
    Operating                                     385,518        298,410
    General and administrative                    106,759        107,659
    Depreciation and amortization                  29,462         19,305
                                                ---------      ---------

             Total costs and expenses             694,984        622,990
                                                ---------      ---------

INCOME  BEFORE  INCOME TAXES                      (90,032)        18,317

INCOME TAX PROVISION (BENEFIT)                    (31,500)         4,500
                                                ---------      ---------
NET INCOME (L0SS)                               ($ 58,532)     $  13,817
                                                =========      =========

NET INCOME (LOSS) PER COMMON SHARE (Note 1)     ($   0.08)     $    0.02
                                                =========      =========


See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995



                                            Common Stock          Additional
                                        ---------------------       Paid-in          Retained         Treasury
                                        Shares        Amount        Capital          Earnings          Stock
                                       -------        -------     ----------         ----------      ---------
Balance, March 31, 1995                718,373         $7,184       $656,426         $2,999,687      ($59,228)

Net loss                                                                                (58,532)
                                       -------         ------       --------         ----------      --------
Balance, June 30, 1995                 718,373         $7,184       $656,426         $2,941,155      ($59,228)
                                       =======         ======       ========         ==========      ========


See notes to the consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three months ended June 30,
                                                          ---------------------------
                                                              1995           1994
                                                          ----------      ---------
OPERATING ACTIVITIES:
     Net Income (loss)                                     ($ 58,532)     $  13,817
     Adjustment to reconcile net income (loss) to cash
         provided by (used in) operating activities:
         Depreciation and amortization                        29,462         19,305

     Changes in assets and liabilities:
         Accounts receivable                                 (24,266)        23,618
         Merchandise inventories                            (110,745)       (77,536)
         Prepaid income tax                                  (31,500)             0
         Prepaid expenses and other                          (12,648)       (30,922)
         Accounts payable                                    (46,660)       176,958
         Accrued liabilities                                 (12,380)       158,159
         Advance deposits                                    164,732
         Income tax payable                                                 (34,660)
                                                           ---------      ---------
         Net cash provided by (used in)
           operating activities                             (102,537)       248,739
                                                           ---------      ---------
INVESTING ACTIVITIES:
         Purchases of property and equipment                (553,094)      (253,939)
         Sale of marketable investment securities            300,000        365,375
         Cash segregated for construction of
            replacement property                             116,758         55,644
                                                           ---------      ---------
         Net cash (used in) provided by
             investment activities                          (136,336)       167,080
                                                           ---------      ---------
NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                          (238,873)       415,819

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                 573,279         95,505
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                     $ 334,406      $ 511,324
                                                           =========      =========


See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Three Month Periods Ending June 30, 1995 and 1994

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of International Leisure Hosts, Ltd., and Lewis & Clark Lodge, its wholly-owned subsidiary (collectively, the "Company"). All intercompany transactions and accounts have been eliminated in consolidation.

Marketable investment securities are carried at cost, which approximates fair value. The fair values are estimated based on quoted market prices. Marketable securities are managed as part of the Company's cash management program. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which the Company adopted in fiscal year 1995. SFAS No. 115 requires the classification of securities of acquisition into one of three categories: available for sale, held to maturity or trading. The Company has classified its securities as available for sale.

Merchandise inventories are stated at the lower of aggregate cost (first-in, first-out basis) or market.

Property and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of such assets. Amortization, by the straight-line method, of improvements to leased property is based on the shorter of the term of the applicable lease or the estimated useful lives of such assets.

Income taxes were provided for under provisions of the Statement of Financial Accounting Standards ("SFAS") No. 109.

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 698,498 for the quarter ended June 30, 1995 and 698,498 shares for the quarter ended June 30, 1994.

Business Segments - The Company considers its operations to be in one business segment, the ownership and operation of Flagg Ranch, a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

Statements of Cash Flows - For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

2.  MARKETABLE INVESTMENT SECURITIES

Marketable investment securities consist of the following:


                                     June 30, 1995                March 31, 1995
                                     -------------                -------------
Available for sale:
Variable rate muni bonds       $        0     $        0     $  300,000     $  300,000
Fixed rate municipal bonds              0              0              0              0
                               ----------     ----------     ----------     ----------
        Total                  $        0     $        0     $  300,000     $  300,000
                               ==========     ==========     ==========     ==========

3.  COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The cost of making these improvements is estimated to be between $1,700,000 and $2,000,000.

The fee expense under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. The first review period was scheduled for December 31, 1994; however, as of August 10, 1995, the NPS has not completed its review. Any changes to the fee will be retroactive to January 1, 1995. For the quarters ended June 30, 1995 and 1994, this fee amounted to $11,610 and $11,900 respectively.

4.  TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

Included in general and administrative expenses for the quarters ended June 30, 1995 and 1994, are management fees and administrative expenses of approximately $89,000 and $76,000, respectively, paid to affiliated companies owned by Anthony
J. Nicoli and/or family members.

5.  BANK CREDIT FACILITY

During fiscal 1995, the Company established a credit facility with a bank. The credit facility provides for maximum borrowings of $500,000. The draw period under the facility runs until September 30, 1996, and as of June 30, 1995, there were no outstanding borrowings. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (9.25% at August 10, 1995). Commencing October 30, 1996, the principal shall be repaid in 36 equal monthly principal payments with a maturity date of September 30, 1999. The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's net loss for the first quarter ended June 30, 1995, was $59,000 ($.08 per share). This compares to net income of $14,000 ($.02 per share) for the quarter ended June 30, 1994. The $73,000 decline in income was due primarily to increased costs associated with opening and operating the new facilities at Flagg Ranch. The grand opening for these facilities was held on June 17, 1995, therefore the full impact of these new facilities will take effect in the upcoming quarter. Changes to the Company's revenues and expenses for the quarters ended June 30, 1995 and June 30, 1994 are summarized below. All references to years represent quarters ending June 30 of stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March. Therefore, the first quarter consists of only forty-five days of operations.

Revenues

Total revenues for 1995 decreased by $36,000 or 6% from 1994. The gasoline station was removed from its prime location next to the main highway and has been replaced by a new gasoline station located approximately 1,000 feet from the main highway. As a result, gasoline sales are down $40,000 compared to 1994. Interest income declined $14,000 in 1995 due to expenditure of cash funds for the redevelopment of Flagg Ranch. Offsetting these decreases were increases in float trip revenues of $11,000 and horse rentals of $9,000.

Expenses

Operating expenses increased $87,000 or 29% over 1994. This consisted primarily of a $45,000 increase in labor and a $32,000 increase in supplies and utilities. The growth in labor costs had three main components: (1) additional employees and hours spent related to opening the new facilities; (2) greater ongoing labor demands due to the expanded and improved facilities, and (3) increase in Snake River float trips and a new horse rental operation. The increase in supplies and utilities related to the opening of the new Flagg Ranch facilities and the grand opening ceremony. The cost of merchandise sold for 1995 was based upon historical ratios, as adjusted.

Liquidity and Capital Resources

During the past year the Company incurred costs of $2,900,000 to construct the new Flagg Ranch lodge building, 50 new cabin units and other public facilities. As a result, the working capital decreased from $1,342,000 at June 30, 1994 to a negative $91,000 at June 30, 1995. The Company plans to incur additional costs of $200,000 to $250,000 in the remaining three quarters of fiscal 1996 to complete certain other improvements required under the NPS Contract. The Company also intends to begin construction of an additional 42 cabin units during fiscal year 1996 which would be completed in fiscal 1997. The total cost of these additional units is estimated between $1,200,000 and $1,300,000.

The estimated total costs to be incurred for the entire construction planned for the remainder of fiscal year 1996 through fiscal 2000 is between $2,800,000 and $3,300,000. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus a $500,000 bank credit facility which can be drawn on through September 30, 1996. Cash generated from operations was $1,001,000, $576,000 and $658,000 in fiscal years 1995, 1994 and 1993, respectively. Cash used in operations for the quarter ended June 30, 1995 was $103,000. Cash generated from operations for the quarter ended June 30, 1994 was $249,000. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations and the $500,000 bank credit facility.

                                       PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings

                  None

ITEM 2.           Changes in Securities

                  None

ITEM 3.           Defaults upon Senior Securities

                  None

ITEM 4.           Submission of Matters to a Vote of Securities Holders

                  None

ITEM 5.           Other Materially Important events

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  Exhibit 27 -- Financial Data Schedule

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                       INTERNATIONAL LEISURE HOSTS, LTD
                                 (REGISTRANT)


DATE:   August 14, 1995               BY:  /s/
     ---------------------            ----------------------------
                                      John L. Bradley
                                      President

DATE:  August 14, 1995                BY: /s/
     ---------------------           -----------------------------
                                      Mark G. Sauder
                                      Chief Financial Officer

DATE:  August 14, 1995                BY: /s/
     ---------------------           -----------------------------
                                      Robert A. Williams
                                      Chief Accountant