Form 10QSB
period 1995-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1995-11-14
CIK 52935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended SEPTEMBER 30, 1995
                                        ------------------

                           Commission File NO. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Wyoming                                        86-0224163
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2525 E. Camelback, # 275, Phoenix, AZ                       85016
---------------------------------              ---------------------------------
(Address of principal executive                           (Zip Code)
 office)

Issuer's telephone number, including area code (602) 955-6100
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          YES   X             NO
                              -----              -----

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 697,823 shares of $.01 par value common stock outstanding as of November 10, 1995.

                         PART I - FINANCIAL INFORMATION
                                     PART I

ITEM 1.   Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                   September             March
                                                                   30, 1995             31, 1995
                                                                  -----------         ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $   681,699         $   573,279
   Marketable investment securities                                                       300,000
   Accounts receivable                                                 10,285              10,855
   Merchandise inventories                                            162,424             114,515
   Prepaid income taxes                                                65,850              15,147
   Prepaid expenses and other                                          12,842               6,338
                                                                  -----------         -----------
                  Total current assets                                933,100           1,020,134
                                                                  -----------         -----------

CASH SEGREGATED FOR CONSTRUCTION OF
  REPLACEMENT PROPERTY                                                                    116,758

PROPERTY AND EQUIPMENT
   Buildings, equipment and improvements                            6,178,455           2,807,179
   Construction in process                                            104,819           2,841,521
   Less accumulated depreciation and amortization                  (2,438,487)         (2,357,201)
                                                                  -----------         -----------
                  Property and equipment  -  net                    3,844,787           3,291,499

DEPOSITS                                                                2,478               2,478
                                                                  -----------         -----------
                                                                    4,780,365           4,430,869
                                                                  ===========         ===========

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                               $   204,301         $   476,423
   Accrued liabilities                                                285,359              63,005
   Advanced deposits                                                   80,371             106,520
                                                                  -----------         -----------
                  Total current liabilities                           570,031             645,948

DEFERRED INCOME TAXES                                                 180,852             180,852
                                                                  -----------         -----------
                  Total liabilities                                   750,883             826,800
                                                                  -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
   Preferred stock, $5 par value - authorized 100,000 shares;
     issued, none
   Common stock, $.01 par value - authorized 2,000,000 shares;
     issued, 718,373 shares                                             7,184               7,184
   Additional paid-in capital                                         656,426             656,426
   Retained earnings                                                3,427,800           2,999,687
   Common stock in treasury, at cost - 20,550 and 19,875 shares       (61,928)            (59,228)
                                                                  -----------         -----------
                  Total shareholders' equity                        4,029,482           3,604,069
                                                                  -----------         -----------
                                                                    4,780,365           4,430,869
                                                                  ===========         ===========



See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   For the six months ended     For the three months ended
                                                         September 30,                September 30,
                                                  --------------------------   --------------------------
                                                     1995           1994         1995            1994
                                                  ----------     ----------   -----------     -----------
REVENUES:
    Room, cabin & trailer space rentals           $1,361,969     $1,060,431    $1,088,720     $  789,140
    Sales of merchandise                           1,334,881      1,356,906     1,037,544      1,012,347
    Interest                                          12,779         45,336         5,145         23,681
    Other income                                     118,055          5,721        91,323          1,919
                                                  ----------     ----------    ----------     ----------
          Total revenues                           2,827,684      2,468,394     2,222,732      1,827,087
                                                  ----------     ----------    ----------     ----------

COSTS & EXPENSES:
    Operating                                      1,072,437        716,736       698,104        418,326
    Cost of merchandise                              726,926        796,871       542,494        599,255
    General & administrative                         294,422        220,316       187,663        112,657
    Depreciation & amortization                       81,286         37,950        51,825         18,645
                                                  ----------     ----------    ----------     ----------
          Total costs and expenses                 2,175,071      1,771,873     1,480,086      1,148,883
                                                  ----------     ----------    ----------     ----------
Income before income tax                             652,613        696,521       742,646        678,204

Provision for income tax                             224,500        234,500       256,000        230,000
                                                  ----------     ----------    ----------     ----------
NET INCOME                                        $  428,113     $  462,021    $  486,646     $  448,204
                                                  ==========     ==========    ==========     ==========

NET INCOME PER COMMON SHARE                       $    0.61      $    0.66     $    0.70      $    0.64
                                                  ==========     ==========    ==========     ==========


See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995






                                                       Common Stock         Additional
                                                   -------------------       Paid-In       Retained      Treasury
                                                   Shares       Amount       Capital       Earnings       Stock
                                                   ------       ------      ----------     --------      --------
Balance, March 31, 1995                            718,373     $7,184        $656,426     $2,999,687    $(59,228)

Purchases of common stock                                                                                 (2,700)

Net income                                                                                   428,113

Balance, September 30, 1995                        -------      ------       --------     ----------     --------
                                                   718,373      $7,184       $656,426     $3,427,800     $(61,928)
                                                   =======      ======       ========     ==========     ========




See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Six months ended September 30,
                                                                             ------------------------------
                                                                                 1995             1994
                                                                             ------------     -------------
OPERATING ACTIVITIES:
  Net Income                                                                 $   428,113      $   462,021
  Adjustment to reconcile net income to net cash
      provided by operations:
      Depreciation and amortization                                               81,286           37,950


  Changes in assets and liabilities:
       Accounts receivable                                                           570           50,904
       Merchandise inventories                                                   (47,909)            (933)
       Prepaid expenses and other                                                 (6,504)         (20,411)
       Accounts payable                                                         (272,122)         481,869
       Accrued liabilities                                                       222,354            1,192
       Advance deposits                                                          (26,149)
       Income taxes                                                              (50,703)          62,840
                                                                             -----------      -----------
           Net cash provided by operating activities                             328,936        1,075,432
                                                                             -----------      -----------

INVESTING ACTIVITIES:
       Increase in property and equipment                                     (3,371,276)         (12,258)
       Decrease (increase) in construction in process                          2,736,702       (1,593,703)
       Purchase of marketable investment securities                                              (398,044)
       Sale of marketable investment securities                                  300,000        1,202,048
       Use of cash segregated for construction of
         replacement property                                                    116,758          554,444
                                                                             -----------      -----------
           Net cash provided by (used in) investing activities                  (217,816)        (247,513)
                                                                             -----------      -----------
FINANCING ACTIVITIES:
         Common stock purchased for treasury                                      (2,700)
                                                                             -----------      -----------
NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                                        108,420          827,919

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                     573,279           95,505
                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                       $   681,699      $   923,424
                                                                             ===========      ===========



See notes to consolidated financial statements.

                       INTERNATIONAL LEISURE HOSTS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Six Month Periods Ending September 30, 1995 and 1994

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.

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

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 698,318 and 698,498 for the six months ended September 30, 1995 and 1994 and 698,136 and 698,498 shares for the three months ended September 30, 1995 and 1994.

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

2.  MARKETABLE INVESTMENT SECURITIES

Marketable investment securities consist of the following:

                                           September 30, 1995           March 31,1995
                                           ------------------           -------------
                                          Cost        Market          Cost       Market
Available for sale:
Variable rate municipal bonds             $  0        $  0          $300,000    $300,000

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

The fee expense under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. The first review period was scheduled for December 31, 1994; however, as of November 10, 1995, the NPS has not completed its review. Any changes to the fee will be retroactive to January 1, 1995. For the six months ended September 30, 1995 and 1994, this fee amounted to $52,000 and $46,000, respectively.

4.  TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED
    PARTIES

Included in general and administrative expenses for the six months ended September 30, 1995 and 1994, are management fees and administrative expenses of approximately $230,000 and $156,000, respectively, paid to affiliated companies owned by Anthony J. Nicoli and/or family members.

5.  BANK CREDIT FACILITY

During fiscal 1995, the Company established a credit facility with a bank. The credit facility provides for maximum borrowings of $500,000. The draw period under the facility runs until September 30, 1996, and as of September 30, 1995, there were no outstanding borrowings. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (9.25% at November 10, 1995). Commencing October 30, 1996, the principal shall be repaid in 36 equal monthly principal payments with a maturity date of September 30, 1999. The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is the ownership and operation of Flagg Ranch Village ("Flagg Ranch"), a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway approximately four miles north of Grand Teton National Park and two miles south of the southern entrance of Yellowstone National Park.

Flagg Ranch undertook a major redevelopment plan during fiscal year ended March 31, 1995 which included construction of a new main lodge building, plus 50 new cabin units. The grand opening of the new lodge and cabins was held June 17, 1995. The lodge, which replaces existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The 50 new cabin units replaced 42 rustic cabin units which will be removed from the property.

The Company had net income for the six months ended September 30, 1995 of $428,000 ($.61 per share). This compares to net income of $462,000 ($.66 per share) for the six months ended September 30, 1994. The $34,000 decline in income was due primarily to increased costs associated with opening and operating the new facilities at Flagg Ranch. Changes to the Company's revenues and expenses for the six months ended September 30, 1995 and September 30, 1994 are summarized below. All references to years represent six month periods ending September 30 of stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

Revenues

Total revenues for 1995 increased by $359,000 or 15% from 1994. There were increases in motel and cabin revenues of $268,000, RV park rentals of $29,000, restaurant revenues of $96,000, gift shop sales of $29,000, grocery store sales of $27,000, float trip revenues of $63,000 and horse rentals of $48,000. A decrease of $163,000 in gasoline station revenues and $33,000 in interest income, offset the increases in revenues.

The 50 new cabin units are superior in quality to the 42 rustic cabin units which were replaced, resulting in an average daily rate for cabins of $105 in 1995 compared to $68 in 1994. The average daily rate for the motel units was $88 in 1995 compared to $81 in 1994. Total motel and cabin rental days increased from 11,096 in 1994 to 11,631 in 1995. Increases in restaurant, gift shop and grocery store revenues are due to the new lodge facility. Water conditions on the Snake River were outstanding in 1995 resulting in the increased float trip revenues. In 1994 there was no horse rental operation.

The gasoline station was removed from its prime location next to the main highway and has been replaced by a new gasoline station located approximately 1,000 feet from the main highway. As a result, gasoline sales are down compared to 1994. Interest income declined in 1995 due to expenditure of cash funds for the redevelopment of Flagg Ranch.

Costs and Expenses

The ratio of cost of merchandise sold to sales of merchandise decreased from 59% in 1994 to 54% in 1995. The primary cause of this decrease was a fundamental change in the relative makeup of retail sales resulting from the significant decline in gasoline sales volume. In 1994 gasoline sales represented 35% of total merchandise sold compared to only 22% in 1995. Gasoline, which historically has by far the highest cost of sales ratio for all merchandise sold at Flagg Ranch, had a cost of sales ratio of 74% in 1995.

Operating expenses increased by $356,000 in 1995. The expanded float trip and horse rental operations accounted for $90,000 of the increase. The remainder related to the new facilities in 1995 consisting of increases in labor of $112,000, supplies of $54,000, insurance of $28,000, utilities of $21,000, repairs of $14,000 and other costs of $37,000.

General and administrative expenses increased by $74,000 in 1995. The ratio of general and administrative expenses to total revenues increased to 10% in 1995 compared to 9% in 1994. The increases related to the construction of the new facilities.

Depreciation increased by $43,000 in 1995 due to completion of the new lodge and cabins.

Liquidity and Capital Resources

Working capital at September 30, 1995 is $363,000 compared to $374,000 at March 31, 1995. The Company plans to incur costs of $200,000 to $250,000 in the remaining quarters of fiscal 1996 to complete certain improvements required under the NPS Contract. The Company also began construction of an additional 42 cabin units during the second quarter of fiscal 1996 which are scheduled to be completed in fiscal 1997. The total cost of these additional units is estimated between $1,300,000 and $1,400,000.

The estimated total costs to be incurred for the entire construction planned for the remainder of fiscal year 1996 through fiscal 2000 is between $3,000,000 and $3,400,000. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus a $500,000 bank credit facility which can be drawn on through September 30, 1996. Cash generated from operations was $1,001,000, $576,000 and $658,000 in fiscal years 1995, 1994 and 1993, respectively. Cash generated from operations for the six months ended September 30, 1995 and 1994 was $329,000 and $1,075,000,
respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations and the $500,000 bank credit facility.

                           PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

                 None

ITEM 2.          Changes in Securities

                 None.

ITEM 3.          Defaults upon Senior Securities

                 None.

ITEM 4.          Submission of Matters to a Vote of Securities Holders

                 None

ITEM 5.          Other Materially Important events

                 None

ITEM 6.          Exhibits and Reports on Form 8-K

                 Exhibit 1. Standard Form Of Agreement Between Owner and Contractor for forty two lodging units.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)




DATE:           11/13/95                   BY: /s/ John L. Bradley
     ----------------------------             ----------------------------------
                                               John L. Bradley
                                               President


DATE:           11/13/95                   BY: /s/ Mark G. Sauder
     ----------------------------             ----------------------------------
                                               Mark G. Sauder,
                                               Chief Financial Officer


DATE:           11/13/95                   By: /s/ Daniel J. Ryan
     ----------------------------             ----------------------------------
                                               Daniel J. Ryan
                                               Chief Accountant