Form 10QSB
period 1995-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1996-02-13
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1995
                                         -----------------
                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)



            Wyoming                                        86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2525 E. Camelback, Ste. 275 Phoenix, AZ                        85016
---------------------------------------        ---------------------------------
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

                  YES     X                                   NO
                      --------                                   ---------

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 697,677 shares of $.01 par value common stock outstanding as of February 5, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Summarized Financial Information


                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                  December         March
                                                                  31, 1995        31, 1995
                                                                 -----------    -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                       $    45,171    $   573,279
 Marketable investment securities                                    300,000
 Accounts receivable                                                  19,923         10,855
 Merchandise inventories                                             198,700        114,515
 Prepaid income taxes                                                 92,476         15,147
 Prepaid expenses and other                                           49,145          6,338
                                                                 -----------    -----------

                        Total current assets                         405,415      1,020,134
                                                                 -----------    -----------

CASH SEGREGATED  FOR CONSTRUCTION OF
 REPLACEMENT PROPERTY                                                116,758

PROPERTY AND EQUIPMENT
 Buildings, equipment and improvements                             6,222,426      2,807,179
 Construction in process                                             252,700      2,841,521
 Less accumulated depreciation and amortization                   (2,489,946)    (2,357,201)
                                                                 -----------    -----------
                       Property and equipment - net                3,985,180      3,291,499

DEPOSITS                                                               2,478          2,478
                                                                 -----------    -----------

                                                                 $ 4,393,073    $ 4,430,869
                                                                 ===========    ===========


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                $   165,099    $   476,423
 Accrued liabilities                                                  66,553         63,005
 Advanced deposits                                                   206,389        106,520
                                                                 -----------    -----------
                                                                 -----------    -----------
                       Total current liablilites                     438,041        645,948

DEFERRED INCOME TAXES                                                180,852        180,852
                                                                 -----------    -----------

                       Total liabilities                             618,893        826,800
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
 Preferred stock, $5 par value - authorized 100,000 shares;
       issued, none
 Common stock $.01 par value - authorized 2,000,000 shares;
        issued, 718,373 shares                                         7,184          7,184
 Additional paid-in capital                                          656,426        656,426
 Retained earnings                                                 3,173,082      2,999,687
 Common stock in treasury, at cost  - 20,696 and 19,875 shares       (62,512)       (59,228)
                                                                 -----------    -----------
                       Total shareholders' equity                  3,774,180      3,604,069
                                                                 -----------    -----------

                                                                 $ 4,393,073    $ 4,430,869
                                                                 ===========    ===========

See notes to the consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME


                                         For the nine months ended  For the three months ended
                                                 December 31,             December 31,
                                          -----------------------   ------------------------
                                             1995         1994         1995          1994
                                          ----------   ----------   ----------    ----------

REVENUES:
    Sales of merchandise                  $1,414,067   $1,460,827   $   79,186    $  101,406
    Room, cabin & trailer space rentals    1,403,444    1,125,883       41,475        65,452
    Snowmobile rentals                        15,569      133,150       15,569       133,150
    Interest                                  18,229       63,827        5,450        18,491
    Other income                             118,638       19,419          583        16,213
                                          ----------   ----------   ----------    ----------
              Total Revenue                2,969,947    2,803,106      142,263       334,712
                                          ----------   ----------   ----------    ----------


COSTS & EXPENSES:
    Cost of merchandise                      790,201      866,561       63,275        69,690
    Operating                              1,404,495    1,024,136      332,058       307,400
    General & administrative                 406,109      327,210      111,687       106,894
    Depreciation & amortization              132,745       57,774       51,459        19,824
                                          ----------   ----------   ----------    ----------
             Total costs and expenses      2,733,550    2,275,681      558,479       503,808
                                          ----------   ----------   ----------    ----------

Income (loss) before income tax              236,397      527,425     (416,216)     (169,096)

Provision for income tax                      63,002      177,531     (161,498)      (56,969)
                                          ----------   ----------   ----------    ----------

NET INCOME (LOSS)                         $  173,395   $  349,894   ($ 254,718)   ($ 112,127)
                                          ==========   ==========   ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE        $     0.25   $     0.50   ($    0.37)   ($    0.16)
                                          ==========   ==========   ==========    ==========

See notes to consolidated financial statements


                       INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

                                                       Additional
                                  Common Stock          Paid-In      Retained     Treasury
                            ------------------------
                              Shares        Amount      Capital      Earnings       Stock
                            ----------    ----------   ----------   ----------   ----------

Balance, March 31, 1995        718,373    $    7,184   $  656,426   $2,999,687   ($  59,228)

Purchases of common stock                                                            (3,284)

Net Income                                                             173,395

                            ----------    ----------   ----------   ----------   ----------
Balance December 31, 1995      718,373    $    7,184   $  656,426   $3,173,082   ($  62,512)
                            ==========    ==========   ==========   ==========   ==========



See notes to consolidated financial statements.



                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Nine months ended December 31,
                                                                  --------------------------
                                                                     1995           1994
                                                                  -----------    -----------

OPERATING ACTIVITIES:
 Net Income                                                       $   173,395    $   349,894
 Adjustment to reconcile net income to net cash
      provided by (used in) operations:
      Depreciation and amortization                                   132,745         57,774


 Changes in assets and liabilities:
      Accounts receivable                                              (9,068)        51,880
      Merchandise inventories                                         (84,185)        (8,267)
      Prepaid expenses and other                                      (42,807)       (60,508)
      Accounts payable                                               (311,324)       336,012
      Accrued liabilities                                               3,548        (47,855)
      Advance deposits                                                 99,869        150,594
      Income taxes                                                    (77,329)       (38,811)
                                                                  -----------    -----------

            Net cash provided by (used in) operating activities      (115,156)       790,713
                                                                  -----------    -----------


INVESTING ACTIVITIES:
      Increase in property and equipment                           (3,415,247)       (26,271)
      Decrease (Increase) in construction in progress               2,588,821     (2,218,397)
      Use of cash segregated for construction of
           replacement  property                                      116,758        916,790
      Purchase of marketable investment securities                   (398,044)
      Sale of marketable investment securities                        300,000      1,542,892
                                                                  -----------    -----------
                                                                  -----------    -----------

           Net cash used by investing activities                     (409,668)      (183,030)

FINANCING ACTIVITIES:
      Common stock purchased for treasury                              (3,284)
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN
      CASH AND CASH EQUIVALENTS                                      (528,108)       607,683

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                             573,279         95,505
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                $    45,171    $   703,188
                                                                  ===========    ===========



See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Periods Ending December 31, 1995 and 1994

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1995.

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

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 698,121 and 698,498 for the nine months ended December 31, 1995 and 1994 and 697,728 and 698,498 shares for the three months ended December 31, 1995 and 1994.

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

2.  MARKETABLE INVESTMENT SECURITIES

Marketable investment securities consist of the following:

                                        December 31, 1995      March 31,1995
                                        -----------------    -------------------
                                         Cost      Market      Cost      Market
Available for sale:
Variable rate muni bonds                 $  0       $  0     $300,000   $300,000


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

The fee expense under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. The first review period was scheduled for December 31, 1994; however, as of February 5, 1996, the NPS has not completed its review. Any changes to the fee will be retroactive to January 1, 1995. For the nine months ended December 31, 1995 and 1994, this fee amounted to $56,000 and $52,000, respectively.

4. TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED
    PARTIES

Included in general and administrative expenses for the nine months ended December 31, 1995 and 1994, are management fees and administrative expenses of approximately $321,000 and $234,000, respectively, paid to affiliated companies owned by Anthony J. Nicoli and/or family members.

5.  BANK CREDIT FACILITY

During fiscal 1995, the Company established a credit facility with a bank. The credit facility provides for maximum borrowings of $500,000. The draw period under the facility runs until September 30, 1996, and as of December 31, 1995, there were no outstanding borrowings. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (8.75% at February 5, 1996). Commencing October 30, 1996, the principal shall be repaid in 36 equal monthly principal payments with a maturity date of September 30, 1999. The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property.

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

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons generally coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from mid-December through mid-March.

Due to the Federal Government's inability to reach a budget agreement, all National Parks were forced to shutdown on December 17, 1995. As a National Park concessionaire, Flagg Ranch was forced to shutdown and remain closed until the Parks reopened January 6, 1996. The economic impact of the shutdown was a significant amount of lost revenue, particularly during the Christmas holiday period. The Christmas holiday period has traditionally been Flagg Ranch's busiest time of the winter season, usually operating at or near full occupancy. Based on past history, budgets, and actual cancellations, we estimate the amount of revenue lost during the shutdown was in excess of $300,000.

The Company had net income for the nine months ended December 31, 1995 of $173,000 ($.25 per share). This compares to net income of $350,000 ($.50 per share) for the nine months ended December 31, 1994. The $177,000 decline in income was due to increased costs associated with opening and operating new facilities at Flagg Ranch and the shutdown of the National Parks and its concessionaires due to the Federal Government's budget impasse discussed in the preceding paragraph. The operations for the first six months (the summer season) were reviewed in the previous Form 10-QSB filed for September 30, 1995. Operations for the winter season open in mid-December, therefore comparisons of operations for nine months are not as meaningful as comparisons of the third quarters. All references to years represent the quarters ended December 31 of the stated year.


Revenues

Total revenues for the third quarter of 1995 decreased by $192,000 or 57% over the same period in 1994 due to shutdown described in the preceding paragraph. There were decreases in snowmobile rentals of $118,000, sales of merchandise of $22,000, motel and cabin rentals of $24,000 and interest income of $13,000.

Costs and Expenses

The ratio of cost of merchandise sold to sales of merchandise increased from 69% in 1994 to 80% in 1995. This ratio tends to fluctuate during the third quarter when the sales volumes are small and the end of the summer season inventory adjustments are made. The ratio for the nine month period ended December 31, 1995 is 56% compared to 59% for the prior year.

Operating expenses in the third quarter of 1995 increased $25,000. The most significant increases were $34,000 in labor, $9,000 in operating supplies and $16,000 in utilities. Decreases in snowmobile related expenses of $30,000 offset the increases.

Depreciation increased by $32,000 in 1995 due to completion of the new lodge and cabins.

Liquidity and Capital Resources

Working capital at December 31, 1995 is a negative $33,000 compared to a positive $374,000 at March 31, 1995. The decline in working capital is due to the Company using its working capital to fund the construction of certain capital improvements. The Company began construction of an additional 42 cabin units during the second quarter of fiscal 1996 which are scheduled to be completed in fiscal 1997. The total cost of these additional units is estimated between $1,300,000 and $1,400,000 of which $253,000 has been incurred as of December 31, 1995.

The estimated total costs to be incurred for the entire construction planned for the remainder of fiscal year 1996 through fiscal 2000 is between $3,000,000 and $3,700,000. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus a $500,000 bank credit facility which can be drawn on through September 30, 1996. Cash generated from operations was $1,001,000, $576,000 and $658,000 in fiscal years 1995, 1994 and 1993, respectively. Cash generated from operations for the nine months ended December 31, 1994 was $791,000; whereas, cash used in operations was $115,000 for the nine months ended December 31, 1995. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations and the $500,000 bank credit facility.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.           Legal Proceedings
                  -----------------
                           None

ITEM 2.           Changes in Securities
                  ---------------------
                           None.

ITEM 3.           Defaults upon Senior Securities
                  -------------------------------
                           None.

ITEM 4.           Submission of Matters to a Vote of Securities Holders
                  -----------------------------------------------------
                           None

ITEM 5.           Other Materially Important Events
                  ---------------------------------
                           None

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------
                           None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                        --------------------------------
                                  (REGISTRANT)




DATE:     2/12/96                   BY: /s/ John L. Bradley
      -----------------                 ----------------------
                                            John L. Bradley
                                            President


DATE:     2/12/96                   BY:  /s/ Mark G. Sauder
      -----------------                 ----------------------
                                             Mark G. Sauder,
                                             Chief Financial Officer