Form 10QSB/A
period 1995-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1996-02-27
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549


                                Amendment No. 1 To
                                   Form 10-QSB
                                   -----------


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


                        INTERNATIONAL LEISURE HOSTS, LTD.
                        --------------------------------
                                  (REGISTRANT)





DATE:     2/27/96                   BY: /s/ John L. Bradley
      -----------------                 ----------------------
                                            John L. Bradley
                                            President


DATE:     2/27/96                   BY:  /s/ Mark G. Sauder
      -----------------                 ----------------------
                                             Mark G. Sauder,
                                             Chief Financial Officer