Form 10QSB
period 1996-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1996-08-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996
                                           -------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                 Wyoming                                          86-0224163
- -------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


2525 E. Camelback, Ste. 275
- -------------------------------
 Phoenix, AZ                                               85016
- -------------------------------               ---------------------------------
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
State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,587 shares of $.01 par value common stock outstanding as of August 6, 1996.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Summarized Financial Information


                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June               March
                                                                       30, 1996           31, 1996
                                                                   -----------------  ------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $    156,577         $    49,645
     Accounts receivable                                                      6,676               5,633
     Accounts receivable (affiliate)                                          4,800               4,800
     Merchandise inventories                                                253,895             167,004
     Prepaid income taxes                                                   129,592              81,292
     Prepaid expenses and other                                              11,436              11,021
                                                                   -----------------  ------------------
                             Total current assets                           562,976             319,395
                                                                   -----------------  ------------------

PROPERTY AND EQUIPMENT:
      Buildings, equipment and improvements                               6,277,539           6,231,814
      Construction in process                                               368,968             301,876
      Less accumulated depreciation and amortization                     (2,653,049)         (2,589,192)
                                                                   -----------------  ------------------
                             Property and equipment - net                 3,993,458           3,944,498

DEPOSITS                                                                      2,478               2,478
                                                                   -----------------  ------------------

                                                                         $4,558,912          $4,266,371
                                                                   =================  ==================


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Bank line of credit                                                $   75,000         $
      Accounts payable                                                      264,167             119,262
      Accrued liabilities                                                    72,764              44,350
      Advance deposits                                                      269,447             139,935
                                                                   -----------------  ------------------
                            Total current liablilites                       681,378             303,547

DEFERRED INCOME TAXES                                                       177,852             177,852
                                                                   -----------------  ------------------

                            Total liablilites                               859,230             481,399
                                                                   -----------------  ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock $5 par value - authorized 100,000 shares;
            issued, none
      Common stock $.01 par value - authorized 2,000,000 shares;
             issued, 718,373 shares                                           7,184               7,184
      Additional paid-in capital                                            656,426             656,426
      Retained earnings                                                   3,113,584           3,198,874
      Common stock in treasury -  at cost, 23,696 shares                    (77,512)            (77,512)
                                                                   -----------------  ------------------
                            Total shareholders' equity                    3,699,682           3,784,972
                                                                   -----------------  ------------------

                                                                         $4,558,912          $4,266,371
                                                                   =================  ==================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the three months ended
                                                                     June 30,
                                                       --------------------------------------
                                                             1996                 1995
                                                       -----------------    -----------------
REVENUES:
    Sales of merchandise                                  $     369,751        $     319,214
    Room, cabin & trailer space rentals                         289,164              273,249
    Interest                                                        189                7,634
    Other income                                                  2,319                4,855
                                                       -----------------    -----------------

             Total revenues                                     661,423              604,952
                                                       -----------------    -----------------


COSTS & EXPENSES:
    Cost of merchandise                                         202,200              173,245
    Operating                                                   416,313              385,518
    General & administrative                                    112,643              106,759
    Depreciation & amortization                                  63,857               29,462
                                                       -----------------    -----------------

             Total costs and expenses                           795,013              694,984
                                                       -----------------    -----------------

LOSS BEFORE INCOME TAX                                         (133,590)             (90,032)

INCOME TAX BENEFIT                                              (48,300)             (31,500)
                                                       -----------------    -----------------

NET LOSS                                                      ($ 85,290)           ($ 58,532)
                                                       =================    =================


NET LOSS PER COMMON SHARE                                     ($0.12)              ($0.08)
                                                       =================    =================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                         Common Stock          Additional
                                 -----------------------------  Paid-In        Retained        Treasury
                                   Shares         Amount        Capital        Earnings         Stock
                                 ------------  -------------  ------------   --------------  -------------

Balance, March 31, 1996              718,373         $7,184      $656,426       $3,198,874       ($77,512)

Net loss                                                                           (85,290)

                                 ============  =============  ============   ==============  =============
Balance, June 30, 1996               718,373         $7,184      $656,426       $3,113,584       ($77,512)
                                 ============  =============  ============   ==============  =============

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three months ended June 30,
                                                            ---------------------------------------
                                                                  1996                 1995
                                                            ------------------   ------------------
OPERATING ACTIVITIES:
     Net Loss                                                        ($85,290)            ($58,532)
     Adjustment to reconcile net loss to cash
          provided by (used in) operating activities:
          Depreciation and amortization                                63,857               29,462


     Changes in assets and liabilities:
          Accounts receivable                                          (1,043)             (24,266)
          Merchandise inventories                                     (86,891)            (110,745)
          Prepaid income tax                                          (48,300)             (31,500)
          Prepaid expenses and other                                     (415)             (12,648)
          Accounts payable                                            144,905              (46,660)
          Accrued liabilities                                          28,414              (12,380)
          Advance deposits                                            129,512              164,732
                                                            ------------------   ------------------

                Net cash provided by (used in)
                 operating activities                                 144,749             (102,537)
                                                            ------------------   ------------------

INVESTING ACTIVITIES:
          Purchases of property and equipment                        (112,817)            (553,094)
          Sale of marketable investment securities                                         300,000
          Cash segregated for construction of
               replacement  property                                                       116,758
                                                            ------------------   ------------------

               Net cash used in investing activities                 (112,817)            (136,336)
                                                            ------------------   ------------------

FINANCING ACTIVITIES:
          Proceeds from Bank Line of Credit                            75,000
                                                            ------------------   ------------------


NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                                    106,932             (238,873)

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                           49,645              573,279
                                                            ------------------   ------------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                          $     156,577        $     334,406
                                                            ==================   ==================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Periods Ending June 30, 1996 and 1995

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of International Leisure Hosts, Ltd., and Lewis & Clark Lodge, its wholly-owned subsidiary (collectively, the "Company"). All intercompany transactions and accounts have been eliminated in consolidation.

Marketable investment securities are carried at cost, which approximates fair value. The fair values are estimated based on quoted market prices. Marketable securities are managed as part of the Company's cash management program. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, which requires the classification of securities of acquisition into one of three categories: available for sale, held to maturity or trading. The Company has classified its securities as available for sale.

Merchandise inventories are stated at the lower of aggregate cost (first-in, first-out basis) or market.

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, which ranges from 5 years to 40 years for such assets. Amortization, by the straight-line method, of improvements to leased property is based on the estimated useful lives of such assets.

Income taxes have been accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been provided for the temporary differences between financial statement and income tax reporting on certain transactions.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,677 for the quarter ended June 30, 1996 and 698,498 shares for the quarter ended June 30, 1995.

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

Estimated Fair Value of Financial Instruments - SFAS No. 107, Disclosures About Fair Value of Financial Instruments was adopted for the year ended March 31, 1995. SFAS No. 107 requires disclosure of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, accrued expenses, and long-term debt and capital lease obligations approximate fair values due to the short-term maturities or market rates of interest.

2.  COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. If the Company chooses to meet these requirements by moving the riverside motel and converting it into employee housing, then the cost is estimated to be $500,000. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these lodging units will be between $1,200,000 and $1,500,000. This would result in a total cost for the relocation and new construction combined of between $1,700,000 and $2,000,000.

The fee expense under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the quarters ended June 30, 1996 and 1995, this fee amounted to $11,753 and $11,610, respectively.

Flagg Ranch faces competition from hotels, camping areas and trailer facilities in Yellowstone and Grand Teton National Parks, as well as from a large number of hotels and motels in Wyoming, Montana and Idaho offering some facilities which are similar to those offered by Flagg Ranch. Business could be significantly affected depending upon actions which might be taken by the NPS if cutbacks are made to their budget. If the NPS decides to close Yellowstone for the winter months, then Flagg Ranch would have to discontinue its winter operations. NPS budget cutbacks could also negatively impact the length of the summer season and the number of visitors to the parks and have a corresponding negative impact on Flagg Ranch revenues. In addition, the business of Flagg Ranch is susceptible to weather conditions and unfavorable trends in the economy as a whole.

3.  TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

Included in general and administrative expenses for the quarters ended June 30, 1996 and 1995, are management fees and administrative expenses of approximately $91,000, and $89,000, respectively, paid to affiliated companies. All affiliated companies referred to in these financial statements are owned by Anthony J. Nicoli and/or family members, who are the majority owners of the Company.

4.  BANK CREDIT FACILITY

During fiscal 1995, the Company established a credit facility with a bank. The credit facility provides for maximum borrowings of $500,000. The draw period under the facility runs until September 30, 1996 and as of June 30, 1996, there were outstanding borrowings of $75,000. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (8.75% at June 30, 1996). Commencing October 30, 1996, the principal shall be repaid in 36 equal monthly principal payments with a maturity date of September 30, 1999. The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of August 6, 1996 there were no outstanding borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's net loss for the first quarter ended June 30, 1996, was $85,000 ($.12 per share). This compares to a net loss of $59,000 ($.08 per share) for the quarter ended June 30, 1995. The $26,000 decline in income was due primarily to increased costs associated operating the new facilities at Flagg Ranch. Changes to the Company's revenues and expenses for the quarters ended June 30, 1996 and June 30, 1995 are summarized below. All references to years represent quarters ending June 30 of stated year.

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

Revenues
- --------

Total revenues for 1996 increased by $56,000 or 9% from 1995. Of the increase, $17,000 was from grocery store sales, $11,000 from food services, $10,000 from gift shop sales, $9,000 from RV park rentals, $7,000 from motel and cabin rentals, $5,000 from float trip revenue and $4,000 from horse rental revenue. A decrease of $7,000 in interest income offset the above increases.

Expenses
- --------

The ratio of cost of merchandise sold to sales of merchandise was 55% in 1996 as compared to 54% in 1995. Operating expenses increased by $31,000 or 8% in 1996 as compared to 1995. The ratio of operating expenses to total revenue decreased to 63% in 1996 from 64% in 1995. The primary increase in operating expenses was a $37,000 increase in labor costs due to greater labor demands related to the expanded and improved facilities. This increase was offset by a net decrease of $6,000 in other direct operating expenses.

Liquidity and Capital Resources
- -------------------------------

During the past fiscal year the Company incurred costs of $885,000 to complete construction of the lodge building and 50 cabin units which were completed in May 1995, and to begin construction of 42 new cabin units which are scheduled to be completed in October 1996. During the quarter ended June 30, 1996, the Company incurred costs of $88,000 for the 42 new cabin units. As a result, the working capital decreased to a negative $118,000 at June 30, 1996 from a negative $91,000 at June 30, 1995. The Company plans to incur additional costs between $1,000,000 and $1,100,000 in the second and third quarters to complete the 42 new cabin units and other improvements required under the NPS Contract. The total cost of these additional units is estimated between $1,300,000 and $1,400,000.

The estimated costs to be incurred for the entire construction planned for fiscal years 1996 through 2000 is between $3,000,000 and $3,700,000. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus a $500,000 bank credit facility which can be drawn on  through  September  30,  1996.  Cash  generated  from  operations  was
$139,000,   $766,000  and   $576,000  in  fiscal  years  1996,   1995  and  1994
respectively. Cash generated from operations for the quarter ended June 30, 1996 was $145,000. The construction funds will have to be obtained from outside sources to the extent they exceed existing working capital, cash generated from operations and the $500,000 bank credit facility.

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

                           None.

ITEM 4.           Submission of Matters to a Vote of Securities Holders
                  -----------------------------------------------------

                           None

ITEM 5.           Other Materially Important events
                  ---------------------------------

                  Anthony J. Nicoli who is currently serving as the Chairman of the Board and Treasurer was elected as President of the Company on August 1, 1996 replacing John L. Bradley who served as President from January 1991 to July 31, 1996, and is no longer employed by the company.

                  Anthony J. Nicoli has served as Director since July 1968, and has held as his principal occupation certain executive positions with the Company. He also acts as a private financial consultant and devotes a portion of his time to other business interests.

                  Dennis J. Ray was elected as Vice President of the Company on August 1, 1996. Mr. Ray is the son-in-law of Anthony J. Nicoli. For the past two years, he has worked as a real estate consultant for Nicoli Enterprises. Mr. Ray's experience also includes working as a general manager for two years, and a general sales manager for five years for numerous automotive dealerships owned by the Richardson Investment Group.

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                           None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)




DATE:  8/13/96                        BY:  /s/ Anthony J. Nicoli
     ------------------------              -------------------------------------
                                           Anthony J. Nicoli
                                           Chairman of the Board and President


DATE:  8/13/96                        BY:  /s/ Mark G. Sauder
     ------------------------              -------------------------------------
                                           Mark G. Sauder,
                                           Chief Financial Officer


DATE:  8/13/96                        By:  /s/ Daniel J. Ryan
     ------------------------              -------------------------------------
                                           Daniel J. Ryan
                                           Chief Accountant