Form 10QSB
period 1996-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1996-11-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996
                                        ------------------

                           Commission File No. 0-3858
                                              --------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Wyoming                                         86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


2525 E. Camelback, Ste. 275
---------------------------------------
Phoenix, AZ                                                  85016
---------------------------------------         --------------------------------
(Address of principal executive                            (Zip Code)
office)

Issuer's telephone number, including area code (602) 955-6100
                                              ----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of November 4, 1996.

                               PART I - FINANCIAL INFORMATION

ITEM 1.   Summarized Financial Information


                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                         September       March
                                                                         30, 1996       31, 1996
                                                                     ---------------  ---------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                         $    319,828        $  49,645
     Accounts receivable                                                     13,839            5,633
     Accounts receivable (affiliate)                                          4,800            4,800
     Merchandise inventories                                                197,714          167,004
     Prepaid income taxes                                                     5,692           81,292
     Prepaid expenses and other                                              25,740           11,021
                                                                     ---------------  ---------------

                            Total current assets                            567,613          319,395
                                                                     ---------------  ---------------


PROPERTY AND EQUIPMENT:
     Buildings, equipment and improvements                                6,346,712        6,231,814
     Construction in process                                                858,967          301,876
     Less accumulated depreciation and amortization                      (2,716,906)      (2,589,192)
                                                                     ---------------  ---------------
                           Property and equipment - net                   4,488,773        3,944,498

DEPOSITS                                                                      2,478            2,478
                                                                     ---------------  ---------------

                                                                         $5,058,864       $4,266,371
                                                                     ===============  ===============


LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                  $   149,585       $  119,262
      Accrued liabilities                                                   452,691           44,350
      Advanced deposits                                                      70,850          139,935
                                                                     ---------------  ---------------
                           Total current liablilites                        673,126          303,547

DEFERRED INCOME TAXES                                                       177,852          177,852
                                                                     ---------------  ---------------

                           Total liabilities                                850,978          481,399
                                                                     ---------------  ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Preferred stock, $5 par value - authorized 100,000 shares;
            issued, none
      Common stock $.01 par value - authorized 2,000,000 shares;
             issued, 718,373 shares                                           7,184            7,184
      Additional paid-in capital                                            656,426          656,426
      Retained earnings                                                   3,622,188        3,198,874
      Common stock in treasury, at cost  - 23,796 and 23,696 shares         (77,912)         (77,512)
                                                                     ---------------  ---------------
                            Total shareholders' equity                    4,207,886        3,784,972
                                                                     ---------------  ---------------

                                                                         $5,058,864       $4,266,371
                                                                     ===============  ===============

See notes to the consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the six months ended             For the three months ended
                                                                    September 30,                        September 30,
                                                        ---------------------------------    ------------------------------------
                                                              1996              1995              1996                1995
                                                        ----------------   --------------    ----------------   -----------------
REVENUES:
    Room, cabin & trailer space rentals                      $1,308,917       $1,361,969      $   1,030,393        $  1,088,720
    Sales of merchandise                                      1,436,844        1,334,881          1,087,854           1,037,544
    Interest                                                      2,621           12,779              2,426               5,145
    Other income                                                141,256          118,055            107,427              91,323
                                                        ----------------  ---------------   ----------------   -----------------

             Total revenues                                   2,889,638        2,827,684          2,228,100           2,222,732
                                                        ----------------   --------------   ----------------   -----------------


COSTS & EXPENSES:
    Operating                                                 1,073,474        1,072,437            657,733             698,104
    Cost of merchandise                                         764,940          726,926            562,740             542,494
    General & administrative                                    289,196          294,422            176,553             187,663
    Depreciation & amortization                                 127,714           81,286             63,857              51,825
                                                        ----------------   --------------   ----------------   -----------------

             Total costs and expenses                         2,255,324        2,175,071          1,460,883           1,480,086
                                                        ----------------   --------------   ----------------   -----------------

Income before income tax                                        634,314          652,613            767,217             742,646

Provision for income tax                                        211,000          224,500            259,300             256,000
                                                        ----------------   --------------   ----------------   -----------------

NET INCOME                                                    $ 423,314      $   428,113          $ 507,917           $ 486,646
                                                        ================   ==============   ================   =================


NET INCOME PER COMMON SHARE                                   $    0.61      $      0.61          $    0.73           $    0.70
                                                        ================   ==============   ================   =================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six months ended September 30,
                                                                       ---------------------------------------
                                                                              1996                 1995
                                                                       ------------------   ------------------
OPERATING ACTIVITIES:
     Net Income                                                           $      423,314       $      428,113
     Adjustment to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                          127,714               81,286


     Changes in assets and liabilities:
          Accounts receivable                                                     (8,206)                 570
          Merchandise inventories                                                (30,710)             (47,909)
          Prepaid income taxes                                                    75,600              (50,703)
          Prepaid expenses and other                                             (14,719)              (6,504)
          Accounts payable                                                        30,323             (272,122)
          Accrued liabilities                                                    408,341              222,354
          Advance deposits                                                       (69,085)             (26,149)
                                                                       ------------------   ------------------
                Net cash provided by operating activities                        942,572              328,936
                                                                       ------------------   ------------------


INVESTING ACTIVITIES:
          Purchases of property and equipment                                   (671,989)            (634,574)
          Sale of marketable investment securities                                                    300,000
          Cash segregated for construction of
               replacement  property                                                                  116,758
                                                                       ------------------   ------------------
               Net cash used by investing activities                            (671,989)            (217,816)
                                                                       ------------------   ------------------

FINANCING ACTIVITIES:
          Common stock purchased for treasury                                       (400)              (2,700)
                                                                       ------------------   ------------------

NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                                        270,183              108,420

CASH AND CASH EQUIVALENTS,
         BEGINNING OF PERIOD                                                      49,645              573,279
                                                                       ------------------   ------------------

CASH AND CASH EQUIVALENTS,
         END OF PERIOD                                                     $     319,828        $     681,699
                                                                       ==================   ==================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996



                                                       Common Stock          Additional
                                               -----------------------------  Paid-In         Retained        Treasury
                                                 Shares         Amount        Capital         Earnings          Stock
                                               ------------   ------------  -------------  --------------   ------------
Balance, March 31, 1996                            718,373         $7,184       $656,426      $3,198,874       ($77,512)

Purchases of common stock                                                                                          (400)

Net Income                                                                                       423,314

                                               ------------   ------------  -------------  --------------   ------------
Balance, September 30, 1996                        718,373         $7,184       $656,426      $3,622,188       ($77,912)
                                               ============   ============  =============  ==============   ============

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Six Month Periods Ending September 30, 1996 and 1995

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.

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

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,649 and 698,318 for the six months ended September 30, 1996 and 1995 and 694,586 and 698,136 shares for the three months ended September 30, 1996 and 1995.

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

Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

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

The fee expense under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the quarters ended September 30, 1996 and 1995, this fee amounted to $54,000 and $52,000, respectively.

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

3.  TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

Included in general and administrative expenses for the six months ended September 30, 1996 and 1995, are management fees and administrative expenses of approximately $228,000, and $230,000, respectively, paid to affiliated companies. All affiliated companies referred to in these financial statements are owned by Anthony J. Nicoli and/or family members, who are the majority owners of the Company.

4.  BANK CREDIT FACILITY

During fiscal 1995, the Company established a credit facility with a bank. The credit facility provides for maximum borrowings of $500,000. The draw period under the facility runs until September 30, 1997, and as of September 30, 1996 there were no outstanding borrowings. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (8.75% at September 30, 1996). Commencing October 30, 1997, the principal shall be repaid in 60 equal monthly principal payments with a maturity date of September 30, 2002. The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of November 4, 1996, there were no outstanding borrowings.

During fiscal 1997, the Company established an additional line of credit facility with the same bank, the credit facility provides for maximum borrowings of $500,000. The line of credit matures on September 30, 1997, and as of September 30, 1996, there were no outstanding borrowings. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (8.75% at September 30, 1996). The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of November 4, 1996 there were no outstanding borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's net income for the six months ended September 30, 1996 was $423,000 ($.61 per share). This compares to net income of $428,000 ($.61 per share) for the six months ended September 30, 1995. Changes to the Company's revenues and expenses for the six month period ended September 30, 1996 and September 30, 1995 are summarized below. All references to years represent six month periods ending September 30 of stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

Revenues
--------

Total revenues for 1996 increased by $62,000 or 2% from 1995. Of the increase, $61,000 was from grocery store sales, $41,000 from gift shop sales, $12,000 from food services, $11,000 from horse rental revenue, $10,000 in miscellaneous income, and $5,000 in float trip revenue. Decreases of $53,000 in motel and cabin rentals, $15,000 in gasoline sales, and $10,000 in interest income offset the above increases.

Total motel and cabin rental days decreased from 11,631 in 1995 to 10,968 in 1996. The number of visitors to the south entrance of Yellowstone National Park decreased 3% in 1996, thereby contributing to the decline in 1996 occupancy. The increase in grocery store and gift shop revenues was due to the Company's increased emphasis on having tour buses stop at Flagg Ranch, plus in 1996 the Company hired an experienced retail manager in order to expand and improve the profitability of the retail segment.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 53% in 1996 compared to 54% in 1995. The ratio of operating expenses to total revenue decreased to 37% in 1996 from 38% in 1995. Operating expenses as a whole remained flat for 1996 compared to 1995. Included in operating expenses was a $52,000 increase in labor due to the hiring of more experienced departmental managers as Flagg Ranch continues to upgrade the level of service and amenities afforded to its guests. Offsetting the increases in labor was a $51,000 reduction in utilities, insurance, operating supplies and other expenses.

Liquidity and Capital Resources
-------------------------------

During the past fiscal year the Company incurred costs of $885,000 to complete construction of the lodge building and 50 new cabin units which were completed in May 1995, and to begin construction of 42 new cabin units which are scheduled to be completed in December 1996 and other related improvements. During the six months ended September 30, 1996, the Company incurred costs of $557,000 for the above construction projects. As a result, working capital decreased to a negative $106,000 at September 30, 1996 from a positive $16,000 at September 30, 1995. The Company plans to incur additional costs between $700,000 and $800,000 in the third and fourth quarters to complete the above construction projects. The total cost of these additional 42 cabin units and other related improvements is between $1,400,000 to $1,500,000.

The estimated costs to be incurred for the entire construction planned for fiscal years 1997 through 2000 is between $3,000,000 and $4,000,000. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus the bank credit facilities totaling $1,000,000 which can be drawn on through September 1997. Cash generated from operations was $139,000, $766,000 and $576,000 in fiscal years 1996, 1995 and 1994, respectively. Cash generated from operations for the six months ended September 30, 1996 and 1995 was $943,000 and $329,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations and the bank credit facilities of $1,000,000.

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

                           None

ITEM 5.           Other Materially Important events
                  ---------------------------------

                           None

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  A current report on Form 8-K was filed on November 5, 1996 stating that Anthony J. Nicoli, the director, Chairman and President of the Company died on October 22, 1996. The new Chairperson and President is Elizabeth A. Nicoli.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)




DATE:  November 14, 1996              BY:  /s/ Elizabeth A. Nicoli
     ---------------------                -----------------------------------
                                          Elizabeth A. Nicoli
                                          Chairman of the Board and President


DATE:  November 14, 1996              BY:  /s/ Mark G. Sauder
     ---------------------                -----------------------------------
                                          Mark G. Sauder,
                                          Chief Financial Officer


DATE:  November 14, 1996              By:  /s/ Daniel J. Ryan
     ---------------------                -----------------------------------
                                          Daniel J. Ryan
                                          Chief Accountant