Form 10QSB
period 1996-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1997-02-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1996
                                         -----------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Wyoming                                         86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


1702 E. Highland Ave., Suite #312,  Phoenix, AZ                   85016
-----------------------------------------------             --------------------
(Address of principal executive office)                            (Zip Code)


Issuer's telephone number, including area code (602) 266-0001
                                               --------------

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of January 30, 1997.

                         PART I - FINANCIAL INFORMATION
ITEM 1. Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December              March
                                                                                            31, 1996             31, 1996
                                                                                        -----------------   ------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $        127,085    $          49,645
    Accounts receivable                                                                           16,995                5,633
    Accounts receivable (affiliate)                                                                4,800                4,800
    Merchandise inventories                                                                      219,346              167,004
    Prepaid income taxes                                                                           5,692               81,292
    Prepaid expenses and other                                                                    36,715               11,021
                                                                                        -----------------   ------------------
                          Total current assets                                                   410,633              319,395
                                                                                        -----------------   ------------------

PROPERTY AND EQUIPMENT:
    Buildings, equipment and improvements                                                      6,382,233            6,231,814
    Construction in process                                                                    1,304,442              301,876
    Less accumulated depreciation and amortization                                            (2,780,763)          (2,589,192)
                                                                                        -----------------   ------------------
                          Property and equipment - net                                         4,905,912            3,944,498

DEPOSITS                                                                                           2,478                2,478
                                                                                        -----------------   ------------------
                                                                                        $      5,319,023    $       4,266,371
                                                                                        =================   ==================

LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank line of credit                                                                 $        330,000    $
    Accounts payable                                                                             268,453              119,262
    Accrued liabilities                                                                          400,210               44,350
    Advance deposits                                                                             222,815              139,935
                                                                                        -----------------   ------------------
                          Total current liabilities                                            1,221,478              303,547

DEFERRED INCOME TAXES                                                                            177,852              177,852
                                                                                        -----------------   ------------------

                          Total liabilities                                                    1,399,330              481,399
                                                                                        -----------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock $5 par value - authorized 100,000 shares;
      issued, none
 Common stock $.01 par value - authorized 2,000,000 shares;
      issued, 718,373 shares                                                                       7,184                7,184
 Additional Paid-in capital                                                                      656,426              656,426
 Retained earnings                                                                             3,333,995            3,198,874
 Common stock in treasury - at cost, 23,796 and 23,696 shares                                    (77,912)             (77,512)
                                                                                        -----------------   ------------------
                          Total shareholders' equity                                           3,919,693            3,784,972
                                                                                        -----------------   ------------------
                                                                                        $      5,319,023    $       4,266,371
                                                                                        =================   ==================
See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         For the nine months ended            For the three months ended
                                                                December 31,                         December 31,
                                                      ---------------------------------    --------------------------------
                                                           1996              1995              1996              1995
REVENUES:
    Room, cabin & trailer space rentals                   $1,396,993        $1,403,444           $79,209           $41,475
    Sales of merchandise                                   1,568,920         1,414,067           137,922            79,186
    Snowmobile rentals                                       100,737            15,569           106,454            15,569
    Interest                                                   3,981            18,229             2,926             5,450
    Other income                                             162,264           118,638            16,746               583
                                                      ---------------    --------------    --------------    --------------
             Total revenues                                3,232,895         2,969,947           343,257           142,263
                                                      ---------------    --------------    --------------    --------------

COSTS AND EXPENSES:
    Operating                                              1,555,641         1,404,495           464,148           332,058
    Cost of merchandise                                      898,964           790,201           134,024            63,275
    General & administrative                                 401,598           406,109           112,402           111,687
    Depreciation & amortization                              191,571           132,745            63,857            51,459
                                                      ---------------    --------------    --------------    --------------
             Total costs and expenses                      3,047,774         2,733,550           774,431           558,479
                                                      ---------------    --------------    --------------    --------------

Income (loss) before income tax                              185,121           236,397          (431,174)         (416,216)

Provision for income tax                                      50,000            63,002          (161,000)         (161,498)
                                                      ---------------    --------------    --------------    --------------

NET INCOME (LOSS)                                           $135,121          $173,395         ($270,174)        ($254,718)
                                                      ===============    ==============    ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE                             $0.19             $0.25            ($0.39)           ($0.37)
                                                      ===============    ==============    ==============    ==============

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

                                          Common Stock                                   Additional
                                ---------------------------------       Paid-in           Retained          Treasury
                                    Shares            Amount            Capital           Earnings           Stock
                                ---------------   ---------------    --------------    ---------------   ---------------
Balance, March 31, 1996                718,373            $7,184          $656,426         $3,198,874          ($77,512)

Purchases of common stock                                                                                          (400)

Net Income                                                                                    135,121

                                ---------------   ---------------    --------------    ---------------   ---------------
Balance, December 31, 1996             718,373            $7,184          $656,426         $3,333,995          ($77,912)
                                ===============   ===============    ==============    ===============   ===============

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine months ended December 31,
                                                                             ---------------------------------------
                                                                                   1996                 1995
                                                                             -----------------    ------------------
OPERATING ACTIVITIES:
    Net Income                                                                       $135,121              $173,395
    Adjustment to reconcile net income to cash
         provided by operating activities:
         Depreciation and amortization                                                191,571               132,745

Changes in assets and liabilities:
         Accounts receivable                                                          (11,362)               (9,068)
         Merchandise inventories                                                      (52,342)              (84,185)
         Prepaid income tax                                                            75,600               (77,329)
         Prepaid expenses and other                                                   (25,694)              (42,807)
         Accounts payable                                                             149,191              (311,324)
         Accrued liabilities                                                          355,860                 3,548
         Advance deposits                                                              82,880                99,869
                                                                             -----------------    ------------------
               Net cash provided by (used in) operating activities                    900,825              (115,156)
                                                                             -----------------    ------------------

INVESTING ACTIVITIES
         Purchases of property and equipment                                       (1,152,985)             (826,426)
         Sale of marketable investment securities                                                           300,000
         Cash segregated for construction of
               replacement property                                                                         116,758
                                                                             -----------------    ------------------
               Net cash used in investing activities                               (1,152,985)             (409,668)
                                                                             -----------------    ------------------

FINANCING ACTIVITIES
         Proceeds from Bank Line of Credit                                            330,000
         Common stock purchased for treasury                                             (400)               (3,284)
                                                                             -----------------    ------------------
               Net cash provided by (used in) financing activities                    329,600                (3,284)
                                                                             -----------------    ------------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                                                       77,440              (528,108)

CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                                                          49,645               573,279
                                                                             -----------------    ------------------

CASH AND CASH EQUIVALENTS,
          END OF PERIOD                                                              $127,085               $45,171
                                                                             =================    ==================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Periods Ending December 31, 1996 and 1995

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1996.

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

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives, which range from 5 years to 40 years for such assets. Amortization, by the straight-line method, of improvements to leased property is based on the estimated useful lives of such assets.

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

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,624 and 698,121 for the nine months ended December 31, 1996 and 1995 and 694,577 and 698,498 shares for the three months ended December 31, 1996 and 1995.

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

The fee expense under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the quarters ended December 31, 1996 and 1995, this fee amounted to $7,000 and $4,000, respectively.

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

3.  TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

Included in general and administrative expenses for the nine months ended December 31, 1996 and 1995, are management fees and administrative expenses of approximately $320,000, and $321,000, respectively, paid to affiliated companies. All affiliated companies referred to in these financial statements are owned by Elizabeth A. Nicoli and/or family members, who are the majority owners of the Company.

The Company leases snowmobiles under short-term leases from an affiliated company. For the nine months ended December 31, 1996 and 1995 snowmobile lease expense totaled $42,000 each period and was included in accrued expenses.

4.  BANK CREDIT FACILITY

During fiscal 1995, the Company established a credit facility with a bank. The credit facility provides for maximum borrowings of $500,000. The draw period under the facility runs until September 30, 1997, and as of December 31, 1996 there were outstanding borrowings of $330,000. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (8.25% at December 31, 1996). Commencing October 30, 1997, the principal shall be repaid in 60 equal monthly principal payments with a maturity date of September 30, 2002. The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of January 30, 1997, there were outstanding borrowings of $495,000.

During fiscal 1997, the Company established an additional line of credit facility with the same bank, the credit facility provides for maximum borrowings of $500,000. The line of credit matures on September 30, 1997, and as of December 31, 1996, there were no outstanding borrowings. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (8.25% at December 31, 1996). The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of January 30, 1997 there were no outstanding borrowings.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's net income for the nine months ended December 31, 1996 was $135,000 ($.19 per share). This compares to net income of $173,000 ($.25 per share) for the nine months ended December 31, 1995. Changes to the Company's revenues and expenses for the nine month period ended December 31, 1996 and December 31, 1995 are summarized below. All references to years represent nine month periods ending December 31 of stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

In 1996 the National Parks opened on December 20, approximately 5 days later than normal. In addition, extreme winter weather conditions caused the closure of local airports, roads and the national parks for several days during the Christmas holiday season. Based on actual cancellations, the estimated the amount of revenue lost during this period is in excess of $70,000. Despite the large number of cancellations, there was substantially no decrease in the amount of operating expenses because the Company maintained staff levels necessary to serve in-house guests, and respond to weather related emergencies.

In 1995, due to the Federal Government's inability to reach a budget agreement, all national parks were forced to shutdown on December 17, 1995. As a national park concessionaire, Flagg Ranch was forced to shutdown and remain closed until the parks reopened on January 6, 1996. The economic impact of the shutdown was a significant amount of lost revenue, particularly during the Christmas holiday period.


Revenues
--------

Total revenues for 1996 increased by $263,000 or 9% compared to 1995. Of the increase, $85,000 was from snowmobile rentals, $70,000 from grocery store sales, $52,000 from gift shop sales, $38,000 from food services, $15,000 in miscellaneous income, $12,000 in transportation and other winter services, $11,000 in horse rental revenue and $5,000 in float trip revenue. Decreases of $14,000 in interest income, $6,000 in motel and cabin rentals and $5,000 in gasoline sales offset the above increases.

Snowmobile rentals increased from $16,000 in December 1995 to $101,000 in December 1996. The snowmobile rentals in 1995 were extremely low due to the 1995 national park shutdown. Total motel and cabin rental days increased from 11,662 in 1995 to 11,772 in 1996. The increase in grocery store and gift shop revenue was due to the company's increased emphasis on having tour buses stop at Flagg Ranch, plus in 1996 the company hired an experienced retail manager in order to expand and improve the profitability of the retail segment.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 57% in 1996 compared to 56% in 1995. The ratio of operating expenses to total revenue was 48% in 1996 and 47% in 1995. Operating expenses as a whole increased $151,000 over the prior year. Included in operating expenses was an $81,000 increase in labor due to the hiring of more experienced departmental managers and additional year round supervisors as Flagg Ranch continues to upgrade the level of service and amenities afforded to its guests. The national minimum wage increase went into effect in the third quarter which contributed to the increase in labor costs. There were also increases in utilities of $18,000, operating supplies of $19,000 and repairs and maintenance of $33,000.

Liquidity and Capital Resources
-------------------------------

During the past fiscal year the Company incurred costs of $885,000 to complete construction of the lodge building and 50 new cabin units which were completed in May 1995, and to begin construction of 42 new cabin units which were substantially complete in December 1996, and other related improvements. During the nine months ended December 31, 1996, the Company incurred costs of $1,003,000 for the above construction projects. As a result, working capital decreased to a negative $811,000 at December 31, 1996 from a negative $33,000 at December 31, 1995. The Company plans to incur additional costs of approximately $200,000 in the fourth quarter to complete the above construction projects. The total cost of these additional 42 cabin units and other related improvements is between $1,400,000 to $1,500,000.

The estimated costs to be incurred for the entire construction planned for fiscal years 1997 through 2000 is between $3,000,000 and $4,000,000. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus the bank credit facilities totaling $1,000,000 which can be drawn on through September 1997. Cash generated from operations was $139,000, $766,000 and $576,000 in fiscal years 1996, 1995 and 1994, respectively. Cash generated from (used in) operations for the nine months ended December 31, 1996 and 1995 was $901,000 and ($115,000), respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations and the bank credit facilities of $1,000,000.

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


                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)




DATE: February 14, 1997                     BY:  /s/ Elizabeth A. Nicoli
     -------------------------------           ---------------------------------
                                              Elizabeth A. Nicoli
                                              Chairman of the Board and
                                              President


DATE:     February 14, 1997                 BY:  /s/ Mark G. Sauder
     -------------------------------           ---------------------------------
                                               Mark G. Sauder,
                                               Chief Financial Officer


DATE:     February 14, 1997                 By:  /s/ Daniel J. Ryan
     -------------------------------           ---------------------------------
                                               Daniel J. Ryan
                                               Chief Accountant