Form 10KSB
period 1997-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1997-06-30
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For fiscal year ended March 31, 1997
                                           ----------------

                          Commission File Number 0-3858
                                                --------

                           INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

          Wyoming                                         86-0224163
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1702 E. Highland Ave., Ste. #312, Phoenix, AZ                   85016
---------------------------------------------         --------------------------
(Address of principal executive office)                       (Zip Code)

Issuer's telephone number (602) 266-0001
                         ----------------

Securities registered under Section 12(b) of the Act:

                                                       Name of each exchange
      Title of Each Class                               on which registered
      -------------------                               -------------------

            NONE
------------------------------------            --------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X    No
         ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B. If not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $4,093,559
                                                        -------------

As of June 9,1997, there were 694,577 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $550,341.

                                     PART I
                                                                          Page
                                                                          ----

Item 1.          Business                                                    3

Item 2.          Properties                                                  5

Item 3.          Legal Proceedings                                           6

Item 4.          Submission of Matters to a Vote of                          6
                 Security Holders

                                     PART II

Item 5.          Market for the Registrant's Common                          7
                 Stock and Related Security Holder Matters

Item 6.          Management's Discussion and Analysis                        9
                 of Financial Condition and Results of Operations

Item 7.          Financial Statements and Supplemental Data                  12

Item 8.          Changes in and Disagreements with                           21
                 Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9.          Directors and Executive Officers of the Registrant          21

Item 10.         Executive Compensation                                      22

Item 11.         Security Ownership of Certain                               23
                 Beneficial Owners and Management

Item 12.         Certain Relationships and Related Transactions              25


                                     PART IV

Item 13.         Exhibits (including Exhibit Index),                         26
                 Financial Statements, Schedules and
                 Reports on Form 8-K

                                     PART I

Item 1.       Business

     The statements contained in this Report regarding management's anticipation of the Company's facility completion schedules, quality of facilities, fulfillment of National Park Service requirements, consumer response to marketing efforts, ability to offset inflation and adequacy of financing, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, ability to complete facility construction, the market in which the Company operates, the stability of the economy and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

     International Leisure Hosts, Ltd. (the "Company") was formed under Wyoming law as a corporation on October 18, 1962. The principal business of the Company is the ownership and operation of Flagg Ranch Village ("Flagg"), a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway approximately four miles north of Grand Teton National Park ("Grand Teton") and two miles south of the southern entrance of Yellowstone National Park ("Yellowstone").

     Flagg undertook a major redevelopment plan in fiscal year 1995 which included construction of a new main lodge building, plus 50 new cabin units. The new lodge and cabins opened for business in May 1995. The lodge, which replaced existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The 50 new cabin units replaced 42 rustic cabin units, which will be removed from the property. During fiscal year 1996, the Company began construction of an additional 42 new cabin units, a maintenance building and a laundry facility. The 42 new cabins were substantially complete in December 1996 and were rented during the winter season. Although these cabins were ready for occupancy during the winter, certain finish items on the outside of the cabins could not be completed until the summer of 1997. It is anticipated that the new maintenance and laundry facilities will be completed by August 31, 1997.

     During fiscal year 1996, Flagg provided overnight accommodations to national park visitors for up to 372 persons per night via its 54-unit motel and 50 cabins. Upon substantial completion of the 42 cabins in December 1996, Flagg increased its overnight accommodations to 536 persons per night via its 54-unit motel and 92 cabin units. In addition to the motel and cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

     Flagg is operated as a seasonal resort. The two seasons, summer and winter, coincide with the opening and closing dates of the two national parks.

     The summer season, which runs from approximately May 15th through October 15th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 74% of Flagg's fiscal 1997 and 1996 operating revenues.

     Prior to the recently completed redevelopment of its facilities, Flagg was not a destination stop in the summer, but instead provided basic services for visitors to the two national parks. Most of the guests stayed one to two nights and the majority of the patrons represented overflow from other national park facilities similar to those provided by Flagg. However, with the completion of the new main lodge and cabin units, Flagg now offers facilities equal or superior to those of other national park concessionaires. As a result, Flagg intends to develop a reputation as a destination location for visitors in addition to catering to guests staying only one to two nights.

     The winter season, which runs from mid-December through mid-March accounted for 26% of Flagg's fiscal 1997 and 1996 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

     Flagg's location at the south entrance to Yellowstone makes it a premiere location for winter visitors. The road is well plowed from Jackson, Wyoming to the entrance to Flagg offering easy access to Flagg for visitors. However, visitors cannot proceed past Flagg and into Yellowstone unless they are traveling via snowmobile or snowcoach. Flagg is the only vendor licensed by the NPS with unguided snowmobile tours at the south entrance to Yellowstone. In fiscal year 1997, Flagg had a fleet of 85 new Polaris snowmobiles available to the public for rental. In addition, Flagg offers daily trips to Old Faithful Lodge in Yellowstone via its 11-passenger snowcoach. Cross-country skis and snowshoes are also available for rental.

     The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee expense under the Contract is subject to review and adjustment every five years. For fiscal 1997, the fee was calculated at 2% of gross receipts (as defined in the Contract).

     Flagg faces competition from hotels, camping areas and trailer facilities in Yellowstone and in Grand Teton as well as from a large number of hotels and motels in Wyoming, Montana and Idaho offering some facilities which are similar to those offered by Flagg. In addition, the business of Flagg is susceptible to weather conditions and unfavorable trends in the economy as a whole. In 1997, extreme winter weather conditions caused numerous closures of local airports, roads, and national parks, primarily during the Christmas holiday season, traditionally the strongest period of the winter season. These closures, combined with record snowfall throughout the remainder of the winter resulted in lower than anticipated winter season revenues for fiscal 1997.

     Business could be significantly affected depending upon actions which might be taken by the NPS if cutbacks are made to their budget. If the NPS decides to close Yellowstone for the winter months, then Flagg would have to discontinue its winter operations. NPS budget cutbacks could also negatively impact the length of the summer season and the number of visitors to the parks and have a corresponding negative impact on Flagg revenues.

     The Federal Government's inability to reach a budget agreement resulted in a partial shutdown of the Government which included the closure of Yellowstone from mid-December 1995 to January 5, 1996. As a National Park Concessioner, Flagg was forced to close, and it remained closed during the Christmas holiday season.

The Company estimates the operating revenue lost as a result of this closure was in excess of $300,000 for fiscal 1996.

     On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the National Park Service challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs have asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. If the Federal Court were to suspend or terminate winter activities in Yellowstone, then Flagg would have to suspend or discontinue its winter operations.

     The Company employed 335 individuals in fiscal 1997, consisting of 306 part-time employees and 29 full-time employees. The maximum number of employees at any one time during fiscal 1997 was 138.

Item 2.       Properties

     The Flagg facilities are located on approximately 70 acres in the John D. Rockefeller Jr. Memorial Parkway. This entire tract of land which the Company utilizes is owned by the Federal Government and its usage is governed by the terms of the Contract.

     Proprietary rights to certain facility improvements constructed by the Company (including the new lodge and new cabin units) have been granted to the Company under the terms of the Contract; however, the NPS may terminate the Contract and purchase the Company's improvements, upon a determination that the public interest requires Federal Government ownership of the improvements. In such event, the Federal Government is required to pay a price for said improvements equal to the cost of reconstruction less depreciation. If, however the Contract is terminated by the Federal Government for default by the Company for unsatisfactory performance as defined in the Contract, then the Federal Government is required to pay a price equal to the tax basis of the improvements. At the end of the Contract, if the Company is not the successful bidder on a new contract for the property, then the Federal Government is required to purchase from the Company certain improvements (including the new lodge and new cabin units) made to the property at a price equal to the cost of reconstruction less depreciation.

     During fiscal year 1996, the Company commenced construction of 42 new cabin units, which were substantially completed and placed in service in December, 1996. When completed, the total cost will be approximately $1,320,000, of which $1,250,000 was incurred as of March 31, 1997. With the substantial completion of the 42 new cabin units in December 1996, the Company has a total of 146 lodging units consisting of 92 cabin units and a 54-unit riverside motel complex. During fiscal year 1997, the Company commenced construction of new laundry and maintenance facilities, which are scheduled to be completed by August 31, 1997 for an estimated cost of $170,000.

     Under the terms of the Contract, the Company is required to move the existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make other improvements prior to December 31, 1999. If the Company chooses to meet these requirements by moving the riverside motel and converting it into employee housing plus building additional employee housing and a new employee dining facility, then the cost is estimated to be between $2,400,000 and $2,800,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $3,400,000 and $4,000,000.

     On a temporary basis, during the summer of 1997, twenty-five recreational vehicle sites and one tent site will not be available for rental to the public. These sites will be utilized by construction workers during the construction period and by employees until the new employee recreational vehicle sites are completed. This reduces the campground facility to 72 recreational vehicle sites and 73 tent sites, and thus will negatively impact campground revenues during fiscal year 1998.

Item 3.       Legal Proceedings

     There are no material legal proceedings against International Leisure Hosts, Ltd.

Item 4.       Submission of Matters to a Vote of Security Holders

     None

                                     PART II
                                     -------

Item 5.       Market for Registrant's Common Stock and  Related Security  Holder
              Matters

     International Leisure Hosts, Ltd. common stock is traded in the over-the-counter market, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 1996 and 1997.

                                                 Bid
                                                 ---
                                        High              Low
                                        ----              ---
     Quarter Ended
     -------------
     June 30, 1995                      5                 5
     September 30, 1995                 5                 5
     December 31, 1995                  5 3/8             5
     March 31, 1996                     5 7/8             5 3/8
     June 30, 1996                      5 7/8             5 3/8
     September 30, 1996                 5 7/8             5
     December 31, 1996                  5 1/2             4 3/4
     March 31, 1997                     5 1/2             5

     Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 1997 there were 694,577 shares of outstanding common stock and an estimated 1,100 shareholders of record.

     The level of trading during fiscal year 1997 was approximately 1,000 shares the first quarter, 9,500 shares the second quarter, 2,350 shares the third quarter, and 3,000 shares the fourth quarter ending March 31, 1997. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

     It is the policy of the Company not to pay dividends but instead to retain earnings for use in the operation and expansion of its business.

Selected Financial Data

     The selected financial data for each of the five years in the period ended March 31, 1997 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                           FISCAL YEAR ENDED MARCH 31,
                     (In thousands except per share amounts)
                     ---------------------------------------

                                 1997      1996      1995      1994      1993
                                 ----      ----      ----      ----      ----
Total Revenues                $ 4,094    $ 3,976   $ 3,781   $ 3,694   $ 3,552

Net Income (Loss)                (113)       199       458       536       483

Net Income (Loss) Per Share      (.16)       .29       .66       .77       .68

Total Assets                    5,363      4,266     4,431     3,568     3,100

Long-Term Obligations             446          0         0         0         0

Shareholders' Equity            3,672      3,785     3,604     3,147     2,629

Book Value Per Share             5.29       5.45      5.16      4.50      3.74

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

     The Company's net loss was $113,000, ($.16) per share for the year ended March 31, 1997. This compares to net income of $199,000, $.29 per share, in 1996 and $458,000, $.66 per share, in 1995. The primary factors contributing to the $312,000 decline in 1997 net income were the severe winter weather conditions in 1997 which caused numerous closures of the local airport, roads and national parks plus the increased costs associated with the construction and initial start up of the 42 new cabin units. Changes in the Company's revenues and expenses for the fiscal years 1997 and 1996 are summarized below. All references to years represent fiscal years ended March 31.

     Total revenues for 1997 increased by $117,000 or 3% over 1996. Of this increase, $93,000 was from grocery store sales, $31,000 from food services, $29,000 from gift shop sales, $17,000 from snowmobile parts revenue, $12,000 from insurance proceeds and $7,000 from the sale of old cabins. Decreases of $48,000 in snowmobile revenue, $15,000 in interest income, $12,000 in gasoline sales and $10,000 in snowcoach revenue offset the above increases. The total number of visitors through the south entrance of Yellowstone decreased 4% in 1997 from 1966. While total revenues from room and cabin rentals remained basically unchanged from 1996 to 1997, the relative mix between motel and cabin units and the average daily rates changed. In 1996, motel unit rentals totaled 6,308 with an average daily rate of $91 and cabin unit rentals totaled 7,283 with an average daily rate of $94. In 1997, motel unit rentals totaled 5,367 with an average daily rate of $89 and cabin unit rentals totaled 7,759 with an average daily rate of $100. In 1997, the Company increased its marketing efforts to have tour buses stop at Flagg for lunch and dinner. The increased number of tour buses contributed to the improvement in grocery store, food services and gift shop revenues.

     Although the national parks were closed for 19 days during the winter of 1996 because of the Federal Government shutdown, the 1997 winter season was shorter than the 1996 winter season. The 1997 winter season consisted of only 67 days compared to 75 days in 1996. In 1996 the national parks opened on December 15, 1995 and closed on March 17, 1996, whereas in 1997 the national parks opened on December 20, 1996 and closed on March 9, 1997. In addition, extreme winter weather conditions in 1997 caused the closure of local airports, roads and national parks for 13 days, primarily during the Christmas holiday season. The number of winter visitors through the south entrance of Yellowstone decreased 7% in 1997 compared to 1996. As a result, the number of snowmobile rentals decreased from 4,610 in 1996 to 3,995 in 1997.

     Total revenues for 1996 increased by $195,000 or 5% over 1995. Of this increase, $275,000 was from motel and cabin rentals, $34,000 from grocery store sales, $104,000 from food services, $35,000 from RV park rentals, $60,000 from gift shop sales, $48,000 from horse rental revenue, and $63,000 from float trip revenue. Decreases of $158,000 in snowmobile revenue, $9,000 in snowcoach revenue, $163,000 in gasoline sales, $59,000 in interest income and $17,000 in other income offset the above increases. The average daily rates were $91 for motel units and $94 for cabins compared to $76 and $67 respectively in 1995. The number of motel and cabin rental days decreased to 13,591 in 1996 from 13,811 in 1995.

     Although motel and cabin rental days were down in 1996, the new cabin units have significantly higher rack rates, resulting in an increase in total lodging revenue. The new lodge facility has a larger restaurant, gift shop, and grocery store, which contributed to the increases in these revenues. A better than average snowfall, along with a wet spring, provided excellent river conditions resulting in a large increase in float trip revenue. During fiscal 1996, the Company began offering horse trail rides during the summer season. The decreases in snowmobile and snowcoach revenue in 1996 were caused by the shutdown of the Federal Government and related closure of Yellowstone during the Christmas holiday season, typically the strongest period of the winter season. The decrease in gasoline sales is primarily a result of the new location of the gas station away from the main highway.

Costs and Expenses
------------------

     The ratio of cost of merchandise sold to sales of merchandise was 61% in 1997, 56% in 1996 and 58% in 1995. At the end of the 1997 season, significant price reductions were made on selected gift shop items in an effort to liquidate old, stagnant merchandise in preparation for the 1998 season, resulting in an increased cost of sales percentage. Ending merchandise inventories decreased from $167,000 at March 31, 1996 to $118,000 at March 31, 1997.

     Operating expenses increased by $392,000 or 20% in 1997 as compared to 1996. In addition, the ratio of operating costs to operating revenues increased to 57% in 1997 up from 49% in 1996. The major increases consisted of $137,000 in labor, $51,000 in supplies, $48,000 in utilities, $44,000 in snowmobile parts, $40,000 in repairs and maintenance, $22,000 in transportation rentals, $21,000 in advertising and $20,000 in property taxes. In general the operating expenses increased due to the addition of 42 new cabin units during 1997, expanded winter services provided to guests and the impact of the unusually severe winter weather conditions in 1997. The labor increase was the result of a 9% increase in the federal minimum wage, in conjunction with increasing the number of staff in accounting, marketing, housekeeping, motel front desk, reservations and food services. The bulk of the increase in supplies came from the purchase of initial start-up supplies for the 42 new cabin units completed in 1997. The number of cabins opened during the winter season went from 50 in 1996 to 92 in 1997. The increase in utilities was generated by the 84% increase in cabin units open during the winter season. In addition, the riverside motel units, which were closed down during the winter of 1996, were opened for the 1997 winter season and used as extra employee housing.

     Operating expenses increased by $392,000 or 25% in 1996 as compared to 1995. In addition, the ratio of operating costs to operating revenues increased to 49% in 1996 from 43% in 1995. The major increases in operating expenses were $173,000 in operating labor, $59,000 in outside services for the float trip and horse operators, $17,000 in advertising, $25,000 in insurance, $9,000 in property taxes, $45,000 in utilities, and $52,000 in operating supplies. Operating expenses increased due to operation of the new facilities, the additional costs associated with the opening of the new facilities, and the new and expanded horse rental and float trip operations. The Federal Government shutdown and closure of Yellowstone contributed greatly to the increase in the ratio of operating expenses to operating revenues. During the park closure, the Company lost approximately $300,000 in projected revenue, but was unable to reduce operating expenses because it had to maintain a full staff at all times due to the uncertainty of when the shutdown would end.

     General and administrative expenses decreased by $66,000 or 12% in 1997 as compared to 1996. The decrease consisted primarily of reductions in management fees of $24,000, professional fees of $24,000 and travel of $23,000.

     General and administrative expenses ("G&A") increased by $99,000 or 22% in 1996 as compared to 1995. G&A as a ratio of operating revenues was 14% in 1996 as compared to 13% in 1995. There was a $120,000 increase in management fees, which related to the management of the newly expanded facilities and oversight of the major construction projects. There was also a $20,000 increase in professional fees. Decreases of $20,000 in travel and $21,000 in other administrative expenses offset the above increases.

Inflation
---------

     The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

     During the fiscal year ended March 31, 1997, the Company incurred costs of approximately $976,000 to substantially complete construction of the 42 new cabin units, which were placed in to service in December 1996. When completed, the total cost of the cabins will be approximately $1,320,000. During 1997, the Company also incurred costs of approximately $214,000 relating to construction of new laundry and maintenance facilities, employee housing, and other improvements required under the NPS contract. As a result, the working capital decreased from $16,000 at March 31, 1996 to a negative $677,000 at March 31, 1997. The Company plans to incur additional costs of between $3,400,000 and $4,000,000 prior to December 31, 1999 to construct new laundry and maintenance facilities, new employee housing units, new motel units replacing the existing 54-unit riverside motel complex and other improvements required under the NPS Contract.

     The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $430,000, $139,000, and $766,000 in fiscal years 1997, 1996, and 1995, respectively. The Company has two credit facilities with a bank. The first credit facility provides for maximum borrowings of $500,000 with a draw period to September 30, 1997. Principal payments begin on October 30, 1997 in 60 equal monthly installments, maturing on September 30, 2002. As of March 31, 1997 the Company had borrowed $495,000 on this credit facility. The second credit facility provides for maximum borrowings of $500,000 and matures on September 30, 1997. As of March 31, 1997, the Company had borrowed $440,000 on this credit facility.

Item 7.       Financial Statements and Supplemental Data


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Phoenix, Arizona


We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Phoenix, Arizona

May 23, 1997

INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------
                                                                                            1997           1996
ASSETS (Note 5)
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    48,258    $    49,645
  Accounts receivable                                                                        31,828          5,633
  Accounts receivable (affiliate)                                                             9,800          4,800
  Income tax refund receivable                                                              146,404         81,292
  Merchandise inventories                                                                   118,418        167,004
  Prepaid expenses and other                                                                 17,045         11,021
                                                                                        -----------    -----------
          Total current assets                                                              371,753        319,395
                                                                                        -----------    -----------
PROPERTY AND EQUIPMENT (Note 3):
  Buildings and improvements on leased land                                               4,616,051      4,562,418
  Equipment                                                                               2,728,178      1,359,396
  Leasehold improvements                                                                    310,000        310,000
  Construction in process                                                                   213,899        301,876
                                                                                        -----------    -----------
          Total property and equipment                                                    7,868,128      6,533,690
  Less accumulated depreciation and amortization                                          2,879,362      2,589,192
                                                                                        -----------    -----------
          Property and equipment - net                                                    4,988,766      3,944,498
                                                                                        -----------    -----------
DEPOSITS                                                                                      2,478          2,478
                                                                                        -----------    -----------
TOTAL                                                                                     5,362,997      4,266,371
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                                               $   128,027    $    59,743
    Construction                                                                             29,226         59,519
  Accrued liabilities                                                                        79,347         44,350
  Accrued liabilities (affiliate) (Note 4)                                                  163,209
  Advance deposits                                                                          159,791        139,935
  Current portion of long-term debt (Note 5)                                                489,500
                                                                                        -----------    -----------
          Total current liabilities                                                       1,049,100        303,547

DEFERRED INCOME TAXES (Note 2)                                                              196,589        177,852

LONG-TERM DEBT (Note 5)                                                                     445,500
                                                                                        -----------    -----------
          Total liabilities                                                               1,691,189        481,399
                                                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized, 100,000 shares; issued, none
  Common stock, $.01 par value - authorized, 2,000,000 shares; issued, 718,373 shares         7,184          7,184
  Additional paid-in capital                                                                656,426        656,426
  Retained earnings                                                                       3,086,110      3,198,874
  Common stock in treasury - at cost, 23,796 shares and 23,696 shares
    in 1997 and 1996, respectively                                                          (77,912)       (77,512)
                                                                                        -----------    -----------
          Total shareholders' equity                                                      3,671,808      3,784,972
                                                                                        -----------    -----------
TOTAL                                                                                   $ 5,362,997    $ 4,266,371
                                                                                        ===========    ===========

See notes to consolidated financial statements.

INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------------
                                                        1997           1996          1995
REVENUES:
  Sales of merchandise                               $ 1,874,158    $ 1,710,931   $ 1,687,416
  Room, cabin and trailer space rentals                1,515,218      1,522,645     1,230,690
  Snowmobile rentals                                     505,973        553,555       711,264
  Interest                                                 4,043         19,008        77,910
  Other rentals and income                               194,167        169,954        73,420
                                                     -----------    -----------   -----------

          Total revenues                               4,093,559      3,976,093     3,780,700
                                                     -----------    -----------   -----------

COSTS AND EXPENSES:
  Cost of merchandise                                  1,147,788        960,687       984,311
  Operating (Note 3)                                   2,179,595      1,787,110     1,394,901
  Operating - affiliated (Note 4)                        169,100        169,100       169,100
  General and administrative                              78,200        120,575       142,090
  General and administrative - affiliated (Note 4)       412,286        436,384       316,231
  Depreciation and amortization                          291,329        232,050        79,542
                                                     -----------    -----------   -----------

          Total costs and expenses                     4,278,298      3,705,906     3,086,175
                                                     -----------    -----------   -----------

(LOSS) INCOME BEFORE INCOME TAXES                       (184,739)       270,187       694,525

(BENEFIT) PROVISION FOR INCOME TAXES
  (Note 2)                                               (71,975)        71,000       237,000
                                                     -----------    -----------   -----------

NET (LOSS) INCOME                                    $  (112,764)   $   199,187   $   457,525
                                                     ===========    ===========   ===========

NET (LOSS) INCOME PER COMMON SHARE
   (Note 1)                                          $     (0.16)   $      0.29   $       .66
                                                     ===========    ===========   ===========

See notes to consolidated financial statements.

INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------------
                                     Common Stock         Additional
                                ----------------------     Paid-in     Retained      Treasury
                                  Shares       Amount      Capital     Earnings       Stock

BALANCE, APRIL 1, 1994           718,373    $    7,184   $  656,426   $2,542,162   $  (59,228)

  Net income                                                             457,525
                                 -------    ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1995          718,373         7,184      656,426    2,999,687      (59,228)

  Purchases of common stock                                                           (18,284)

  Net income                                                             199,187
                                 -------    ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1996          718,373         7,184      656,426    3,198,874      (77,512)

  Purchases of common stock                                                              (400)

  Net loss                                                              (112,764)
                                 -------    ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1997          718,373    $    7,184   $  656,426   $3,086,110   $  (77,912)
                                 -------    ----------   ----------   ----------   ----------

See notes to consolidated financial statements.

INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------------------------
                                                                    1997           1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $  (112,764)   $   199,187    $   457,525
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
      Depreciation and amortization                                 291,329        232,050         79,542
      Deferred income taxes                                          18,737         (3,000)        (2,000)
      Gain on sale of assets                                           (120)
  Changes in assets and liabilities:
    Accounts receivable                                             (26,195)         2,209         33,919
    Accounts receivable (affiliate)                                  (5,000)        (1,787)        16,787
    Merchandise inventories                                          48,586        (52,489)        23,439
    Prepaid income taxes                                             23,335        (66,145)       (15,147)
    Prepaid expenses and other                                       (6,024)        (4,683)           185
    Accounts payable                                                 68,284       (181,375)       176,744
    Accrued liabilities                                             198,206        (18,655)       (17,016)
    Income taxes                                                    (88,447)                      (38,811)
    Advance deposits                                                 19,856         33,415         50,629
                                                                -----------    -----------    -----------
          Net cash provided by operating activities                 429,783        138,727        765,796
                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (1,340,235)      (885,049)    (2,766,417)
  Purchases of marketable investment securities                                                  (200,000)
  Sale of marketable investment securities                                         300,000      1,344,848
  Cash and accounts payable segregated for construction of
    replacement property                                            (30,293)       (59,028)     1,333,547
  Proceeds from sale of property and equipment                        4,758
                                                                -----------    -----------    -----------
          Net cash used in investing activities                  (1,365,770)      (644,077)      (288,022)
                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock purchased for treasury                                  (400)       (18,284)
  Proceeds from long-term debt                                      935,000
                                                                -----------    -----------    -----------
          Net cash provided by (used in) financing activities       934,600        (18,284)
                                                                -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   (1,387)      (523,634)       477,774

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         49,645        573,279         95,505
                                                                -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                               48,258         49,645        573,279
                                                                ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                               14,594
                                                                ===========

See notes to consolidated financial statements.

INTERNATIONAL LEISURE HOSTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      The Company operates in one business segment, the ownership and operation of Flagg Ranch, a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

      Principles of Consolidation - The consolidated financial statements include the accounts of International Leisure Hosts, Ltd. and Lewis & Clark Lodge, its wholly-owned subsidiary (collectively, the "Company"). All intercompany transactions and accounts have been eliminated in consolidation.

      Significant accounting policies are as follows:

      a. Merchandise inventories are stated at the lower of aggregate cost (first-in, first-out basis) or market.

      b. Property and equipment are stated at cost. Depreciation is computed primarily by an accelerated method over the estimated useful lives, which range from 5 years to 40 years, for such assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

      c. Income taxes have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes have been provided for the temporary differences between financial statement and income tax reporting on certain transactions.

      d. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      e. Net (loss) income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,610, 697,510 and 698,498 shares for 1997, 1996 and 1995, respectively.

      f. Statements of Cash Flows - For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

      g.    Estimated  Fair Value of  Financial  Instruments  - The  Company has
            estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, accrued expenses, and long-term debt approximate fair values due to the short-term maturities or market rates of interest.

      h.    Reclassifications - Certain  reclassifications have been made to the
            1996  and  1995   financial   statements  to  conform  to  the  1997
            presentation.


2.    INCOME TAXES

      The (benefit) provision for federal income taxes for the years ended March 31 consists of the following:


                                               1997         1996         1995

      Current                               $ (53,238)   $  74,000    $ 239,000
      Deferred                                (18,737)      (3,000)      (2,000)
                                            ---------    ---------    ---------

      Total                                 $ (71,975)   $  71,000    $ 237,000
                                            =========    =========    =========


      A reconciliation of the (benefit) provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:


                                                1997         1996         1995

      Income taxes at federal rates          $ (63,000)   $  92,000   $ 236,000
      Tax-exempt income                              0       (1,000)     (6,000)
      Other - net                               (8,975)     (20,000)      7,000
                                             ---------    ---------   ---------

      (Benefit) provision for income taxes   $ (71,975)   $  71,000   $ 237,000
                                             =========    =========   =========


      Deferred income taxes result from temporary differences on the recognition of certain revenue and expense items for tax and financial statement purposes, principally the gain on settlement of involuntary conversion in 1982. This gain resulted in a deferred tax liability of $194,990. The Company paid income taxes of approximately $50,000, $140,000 and $293,000 during the years ended March 31, 1997, 1996 and 1995, respectively.

3.    COMMITMENTS AND CONTINGENCIES

      The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. If the Company chooses to meet these requirements by moving the riverside motel and converting it into employee housing plus building additional employee housing and a new employee dining facility, then the cost is estimated to be between $2,400,000 and $2,800,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $3,400,000 and $4,000,000.

      The fee expense to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 1997, 1996 and 1995, this fee amounted to $80,004, $76,260 and $70,607, respectively.

      Flagg Ranch faces competition from hotels, camping areas and trailer facilities in Yellowstone and Grand Teton National Parks, as well as from a large number of hotels and motels in Wyoming, Montana and Idaho, offering some facilities which are similar to those offered by Flagg Ranch. In addition, the business of Flagg Ranch is susceptible to weather conditions and unfavorable trends in the economy as a whole. Business could be significantly affected depending upon actions which might be taken by the NPS if cutbacks are made to their budget. If the NPS decides to close Yellowstone National Park for the winter months, then Flagg Ranch would have to discontinue its winter operations. NPS budget cutbacks could also negatively impact the length of the summer season and the number of visitors to the Parks and have a corresponding negative impact on Flagg Ranch revenues.

      On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs have asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. If the Federal Court were to suspend or terminate winter activities in Yellowstone National Park, then Flagg Ranch would have to suspend or discontinue its winter operations.

4.    TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

      General and administrative expenses - affiliated for the years ended March 31, 1997, 1996 and 1995 represent management fees and administrative expenses paid to affiliated companies. All affiliated companies referred to in these financial statements are owned by family members of Elizabeth
      A. Nicoli who are the majority owners of the Company.

      The Company leases snowmobiles under short-term leases from an affiliated company. For each of the years ended March 31, 1997, 1996 and 1995, snowmobile lease expense totaled $169,100. As of March 31, 1997, the Company owes the affiliated company $163,209 relating to this lease.

5.    LONG-TERM DEBT

      Long-term debt as of March 31, 1997 consists of the following:

        Bank credit facility which provides maximum borrowings of $500,000,  draw period extended  from  September  30, 1996 to September  30, 1997,  monthly  interest payments at prime plus .5% (9% at March 31, 1997),  principal  payments  begin
         October 30, 1997 in 60 equal monthly installments,  maturity date of September
         30, 2002, collateralized by all accounts, an assignment of
         contract and all improvements made to Flagg Ranch property                        $495,000

        Additional bank credit facility which provides  maximum  borrowings of $500,000, due September  30, 1997,  monthly  interest  payments at prime plus .5% (9% at
         March 31, 1997), collateralized by all accounts, an assignment of the contract
         and all improvements made to Flagg Ranch property                                  440,000
                                                                                           --------

        Total                                                                               935,000
        Less current portion                                                                489,500
                                                                                           --------

        Long-term debt - net                                                               $445,500
                                                                                           ========

      Annual maturities of long-term debt as of March 31 are as follows:


        1998                                                            $489,500
        1999                                                              99,000
        2000                                                              99,000
        2001                                                              99,000
        2002                                                              99,000
        Thereafter                                                        49,500
                                                                        --------

        Total                                                           $935,000
                                                                        ========


      Both credit  agreements  covering the LOC's with the bank contain  certain covenants. The agreement requires the Company to maintain certain financial ratios and, among other things, places limitations on the Company's ability to make loans. As of March 31, 1997, the Company was in compliance with all covenants.

                                   * * * * * *
                                      -20-

Item 8.       Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosures

     None
                                    PART III
                                    --------

Item 9.       Directors and Executive Officers of the Registrant

     NAME                       AGE               POSITIONS WITH COMPANY
     ---------                  ---               ----------------------
     Elizabeth A. Nicoli        67               Chairman/President/Director
     George B. Toney            70               Director
     A. Clarene Law             63               Director
     F. Ray Evarts              71               Director/Assistant Secretary
     Mark G. Sauder             37               Secretary/Treasurer/CFO

     Mrs. Elizabeth A. Nicoli was elected to the Board of Directors in October, 1975, and has been associated with the Company in various capacities. Upon the death of Mr. Nicoli, the former Chairman, Treasurer, President and CEO of the Company, on October 22, 1996, she was elected as President and Chairman.

     George B. Toney was elected to the Board of Directors on September 11, 1992. He was President of TW Recreational Services, Inc. ("TW") from 1982 to 1988. Mr. Toney retired from TW in 1988, after 24 years with the company.

     A. Clarene Law was elected to the Board of Directors on September 11, 1992. She is the owner and Chief Executive Officer of Elk Country Motels which operates four motel properties aggregating 270 rooms in Jackson, Wyoming. Mrs. Law has over 34 years experience in the hospitality industry.

     F. Ray Evarts was elected to the Board of Directors on September 11, 1992. He was elected Assistant Secretary of the Company on June 6, 1994. He is currently self-employed as a real estate consultant in Arizona and California, for planning, developing and leasing of commercial and multi-family properties as well as consulting in all phases of the restaurant business. From 1982 to 1992 he was Project Manager for Warren Properties, Inc., a California based, privately held hotel and apartment developer and owner with properties in 18 states.

     Mark G. Sauder, CPA, was elected as Chief Financial Officer of the Company on June 6, 1994. On October 23, 1996 he was elected as Treasurer and Secretary of the Company. For the past 7 years Mr. Sauder acted as Chief Financial Officer for Nicoli Enterprises. Mr. Sauder's experience also includes serving as the Chief Financial Officer for a commercial general contractor, the Chief Accounting Officer for a real estate developer and Senior Auditor for a public accounting firm.

Item 10.        Executive Compensation

                           SUMMARY COMPENSATION TABLE
                           --------------------------

           (a)                            (b)                   (c)
-----------------------------        -------------        ----------------

Name and principal
      Position                            Year                 Salary

Elizabeth A. Nicoli                       1997                  ---
President and Chairman*                   1996                  ---
                                          1995                  ---

Anthony J. Nicoli                         1997                  ---
CEO, Chairman, President                  1996                  ---
and Treasurer**                           1995                  ---

John L. Bradley                           1997                $ 75,464
President***                              1996                $156,380
                                          1995                $111,725

All executive officers
       as a group (three)                 1997                $188,904
                   (three)                1996                $194,630
                   (three)                1995                $152,366

All executive officers as a group received cash compensation for services rendered to the Company over the three years, a portion of which was paid pursuant to the management contracts described under the heading "Item 12 Certain Relationships and Related Transactions."

     There are no compensation arrangements for directors.

* Elizabeth A. Nicoli became President and Chairman of the Company on October 23, 1996.

** Anthony J. Nicoli served as Chairman, Treasurer, President and CEO until his death on October 22, 1996.

*** John Bradley served as President until the termination of his employment with the Company on July 31, 1996, at which time Anthony J. Nicoli became President.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table indicates as of June 11, 1997, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.


     Name and Address                       Common Stock            Percent Held
     ----------------                       ------------            ------------

     Elizabeth A. Nicoli                     203,076 (A)(F)            29.2%
     Director, Chairman, President
     1702 E. Highland Ave., #312
     Phoenix, Arizona 85016

     George B. Toney                           5,000                      *
     Director
     1702 E. Highland Ave., #312
     Phoenix, Arizona 85016

     A. Clarene Law                            3,000                      *
     Director
     1702 E. Highland Ave., #312
     Phoenix, Arizona 85016

     F. Ray Evarts                               100                      *
     Director
     1702 E. Highland Ave., #312
     Phoenix, Arizona 85016

     William Levine, as                      471,669 (B)(C)(F)         67.9%
     Co-Trustee for the Nicoli Children's
     Trusts, Grandchildren's Trusts
     and the A.J.Nicoli Trust
     1702 E. Highland Ave., #312
     Phoenix, AZ 85016

     Mark G. Sauder                          471,669 (B)(C)(F)         67.9%
     Secretary, Treasurer, CFO, as
     Co-Trustee for the Nicoli Children's
     Trusts, Grandchildren's Trusts
     and the A.J.Nicoli Trust
     1702 E. Highland Ave., #312
     Phoenix, AZ 85016

     Name and Address                       Common Stock            Percent Held
     ----------------                       ------------            ------------

     Krist A. Jake                            73,800 (D)               10.6%
     P.O. Box 640219
     San Francisco, CA 94164

     Bar-B-Bar Corporation                    37,307 (E)                5.4%
     Max C. Chapman, Jr.
     P.O. Box 194
     Scarborough, New York 10510

     All Executive Officers and
     Directors as a group
     (5 persons)

     *Less than 1%

(A) Elizabeth A. Nicoli is trustee of the 1978 Nicoli Children's Trust which holds 105,042 shares of the Common Stock and trustee of the A.J. Nicoli Charitable Foundation which holds 93,034 shares of the Common Stock. All of the shares for the 1978 Nicoli Children's Trust and the A.J. Nicoli Charitable Foundation are included in the holdings shown for Elizabeth A. Nicoli. Mrs. Nicoli disclaims beneficial ownership of these shares. Mrs. Nicoli, William Levine and Mark Sauder are co-trustees of the Anthony J. Nicoli Trust which holds 5,000 shares of the Common Stock. The 105,042 shares held by the 1978 Nicoli Children's Trust and the 93,034 shares held by the A. J. Nicoli Charitable Foundation are subject to a proxy agreement signed February 1, 1995 under which William Levine and Mark Sauder are co-proxies, and accordingly such shares are also listed as beneficially owned by Mr. Levine and Mr. Sauder.

(B) William Levine and Mark Sauder are co-trustees of the 1974 Nicoli Children's Trust which holds 117,064 shares of the Common Stock and the Nicoli Grandchildren's Trusts which hold 151,529 shares of the Common Stock. Mr. Levine and Mr. Sauder are co-trustees, along with Elizabeth A. Nicoli, of the Anthony J. Nicoli Trust which holds 5,000 shares of the Common Stock. Mr. Levine and Mr. Sauder disclaim beneficial ownership of these shares. In addition, this includes 198,076 shares as to which Mr. Levine and Mr. Sauder are co-proxies pursuant to the proxy agreement dated February 1, 1995.

(C)  Elizabeth A. Nicoli disclaims beneficial ownership of these shares.

(D) Based on Schedule 13D filed with the Securities and Exchange Commission on June 7, 1997 by Krist A. Jake.

(E) Based upon Schedule 13D filed with the Securities and Exchange Commission on December 6, 1991 by Bar-B-Bar Corporation and Max C. Chapman, Jr.

(F) The indicated shareholders are parties to a Shareholders' Agreement dated September 20, 1991 which imposes certain restrictions on transfers of the Common Stock and grants the parties rights to acquire shares held by other parties seeking to transfer stock and in certain other circumstances as described in the Agreement.


Item 12.      Certain Relationships and Related Transactions

     General and administrative expenses - affiliated for the years ended March 31, 1997, 1996, and 1995, represent management fees and administrative expenses paid to affiliated companies. All affiliated companies referred to in this Item 12 are owned by family members of Elizabeth A. Nicoli, who are the majority owners of the Company.

     The Company leases snowmobiles under short-term leases from an affiliated company. For each of the years ended March 31, 1997, 1996 and 1995, snowmobile lease expense totaled $169,000. As of March 31, 1997, the Company owes the affiliated company $163,000 related to this lease.

                                     PART IV
                                     -------

Item 13.      Exhibits, Financial Statements, Schedules and Reports on
              Form 8-K

(a)  1.       Financial Statements                                          Page
                                                                            ----
              The following consolidated financial statements of International Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

                      Independent Auditors' Report  . . . . . . . . . . . .  12

                      Consolidated Balance Sheets - March 31, 1997
                      and 1996  . . . . . . . . . . . . . . . . . . . . . .  13

                      Consolidated Statements of Income - years ended
                      March 31, 1997, 1996 and 1995 . . . . . . . . . . . .  14

                      Consolidated Statements of  Shareholders' Equity -
                      years ended March 31, 1997, 1996 and 1995 . . . . . .  15

                      Consolidated Statements of Cash Flows-
                      years ended March 31, 1997, 1996 and 1995 . . . . . .  16

                      Notes to consolidated financial statements  . . . . .  17

     3.       The following exhibits are incorporated by reference as indicated:
     3.1      By-Laws-Adopted June 22, 1992
              Filed with  Form 10-K dated March 31, 1992
     3.2 Articles of Incorporation-filed with Form 10-K dated March 31, 1986, pages 32-41
     10.1 United States Department of the Interior National Park Service Contract-filed with Form 10-Q dated December 31, 1989
     10.2 Pacific West Construction Contract for new lodge building filed with Form 10-KSB dated March 31, 1994
     10.3 Pacific West Construction Contract for 50 new lodging units filed with Form 10-QSB dated June 30, 1994
     10.4 Pacific West Construction contract for 42 new lodging units filed with Form 10-QSB dated September 30, 1995
     22. Subsidiaries of Registrant: incorporated by reference from the Registrant's report on Form 10-KSB dated March 31, 1994

(b)           Form 8-K filed on November 5, 1996.

All other schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      International Leisure Hosts, Ltd.
                                      ---------------------------------

                                      /s/ Elizabeth A. Nicoli
                                      ------------------------------------------
                                      Elizabeth A. Nicoli
                                      Chairman of the Board and President

                                      Date:  6/30/97
                                          --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Elizabeth A. Nicoli                   /s/ Mark G. Sauder
-----------------------------------       --------------------------------------
Elizabeth A. Nicoli                       Mark G. Sauder
Chairman of the Board and President       Chief Financial Officer/Secretary/
                                          Treasurer
Date:  6/30/97                            Date:   6/30/97
    -------------------------------            ---------------------------------


/s/ F. Ray Everts                         /s/ Daniel J. Ryan
-----------------------------------       --------------------------------------
F. Ray Evarts, Director                   Daniel J. Ryan, Chief Accountant

Date:  6/30/97                            Date:   6/30/97
    -------------------------------            ---------------------------------
                                       29