Form 10QSB
period 1997-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1997-08-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997
                                           -------------

                           Commission File No. 0-3858
                                               ------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Wyoming                                        86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


1702 E. Highland, Ste. 312
------------------------------
 Phoenix, AZ                                                85016
-------------------------------                ---------------------------------
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

                  YES    X                       NO
                      ------                         ------

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of July 31, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                             June         March
                                                                                           30, 1997      31, 1997
                                                                                         -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                                                $   278,917    $    48,258
  Accounts receivable                                                                         16,586         31,828
  Accounts receivable (affiliate)                                                                             9,800
  Income tax refund receivable                                                               227,404        146,404
  Merchandise inventories                                                                    194,720        118,418
  Prepaid expenses and other                                                                  33,254         17,045
                                                                                         -----------    -----------
       Total current assets                                                                  750,881        371,753
                                                                                         -----------    -----------

PROPERTY AND EQUIPMENT:
  Buildings and improvements on leased land                                                5,700,227      5,700,227
  Equipment                                                                                1,618,469      1,644,002
  Leasehold improvements                                                                     310,000        310,000
  Construction in process                                                                    326,166        213,899
                                                                                         -----------    -----------
       Total property and equipment                                                        7,954,862      7,868,128
  Less accumulated depreciation and amortization                                           2,940,205      2,879,362
                                                                                         -----------    -----------
       Property and equipment - net                                                        5,014,657      4,988,766
                                                                                         -----------    -----------

DEPOSITS                                                                                       2,478          2,478
                                                                                         -----------    -----------

TOTAL                                                                                    $ 5,768,016    $ 5,362,997
                                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Trade                                                                               $   315,533    $   128,027
     Construction                                                                             82,414         29,226
  Accrued liabilities                                                                        114,074         79,347
  Accrued liabilities (affiliate)                                                            163,209        163,209
  Advance deposits                                                                           368,301        159,791
  Current portion of long-term debt                                                          574,250        489,500
                                                                                         -----------    -----------
       Total current liabilities                                                           1,617,781      1,049,100

DEFERRED INCOME TAXES                                                                        196,589        196,589

LONG-TERM DEBT                                                                               420,750        445,500
                                                                                         -----------    -----------
       Total liabilities                                                                   2,235,120      1,691,189
                                                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $5 par value - authorized, 100,000 shares; issued none
   Common stock, $.01 par value - authorized, 2,000,000 shares; issued, 718,373 shares         7,184          7,184
   Additional paid-in capital                                                                656,426        656,426
   Retained earnings                                                                       2,947,198      3,086,110
   Common stock in treasury - at cost, 23,796 shares                                         (77,912)       (77,912)
                                                                                         -----------    -----------
       Total shareholders' equity                                                          3,532,896      3,671,808
                                                                                         -----------    -----------

TOTAL                                                                                    $ 5,768,016    $ 5,362,997
                                                                                         ===========    ===========

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  For the three months ended
                                                           June 30,
                                               ---------------------------------
                                                    1997              1996
                                               ----------------  ---------------
REVENUES:
   Sales of merchandise                               $344,757         $335,343
   Room, cabin and trailer space rentals               347,258          289,164
   Interest                                                 42              189
   Other income                                         66,522           36,727
                                               ----------------  ---------------
       Total revenues                                  758,579          661,423
                                               ----------------  ---------------

COSTS AND EXPENSES:
   Cost of merchandise                                 221,936          202,200
   Operating                                           612,739          416,313
   General & administrative                             36,989          111,622
   Depreciation and amortization                        84,741           63,857
   Interest expense                                     22,086            1,021
                                               ----------------  ---------------
       Total costs and expenses                        978,491          795,013
                                               ----------------  ---------------

LOSS BEFORE INCOME TAXES                              (219,912)        (133,590)

INCOME TAX BENEFIT                                     (81,000)         (48,300)
                                               ----------------  ---------------

NET LOSS                                             ($138,912)        ($85,290)
                                               ================  ===============

NET LOSS PER COMMON SHARE                         ($       .20)      ($     .12)
                                               ================  ===============

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997



                                     Common Stock              Additional
                             ------------------------------      Paid-in           Retained          Treasury
                                Shares          Amount           Capital           Earnings            Stock

BALANCE, MARCH 31, 1997           718,373           $7,184          $656,426        $3,086,110           ($77,912)

Net loss                                                                              (138,912)

                             -------------   --------------  ----------------   ---------------   ----------------

BALANCE, JUNE 30, 1997           718,373           $7,184          $656,426        $2,947,198           ($77,912)
                             =============   ==============  ================   ===============   ================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three months ended June 30,
                                                                          -----------------------------------
                                                                               1997               1996
                                                                          ----------------  -----------------
OPERATING ACTIVITIES:
   Net Loss                                                                     ($138,912)          ($85,290)
   Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
     Depreciation and amortization                                                 84,741             63,857
     Gain on disposal of property and equipment                                    (8,059)
   Changes in assets and liabilities:
     Accounts receivable                                                           15,242             (1,043)
     Accounts receivable (affiliate)                                                9,800
     Merchandise inventories                                                      (76,302)           (86,891)
     Prepaid income taxes                                                         (81,000)           (48,300)
     Prepaid expenses and other                                                   (16,209)              (415)
     Accounts payable                                                             187,506            144,905
     Accrued liabilities                                                           34,727             28,414
     Advance deposits                                                             208,510            129,512
                                                                          ----------------  -----------------
          Net cash provided by operating activities                               220,044            144,749
                                                                          ----------------  -----------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (131,109)          (112,817)
     Proceeds from disposal of property and equipment                              28,536
     Cash and accounts payable segregated for construction
     of replacement property                                                       53,188
                                                                          ----------------  -----------------
          Net cash used in investing activites                                    (49,385)          (112,817)
                                                                          ----------------  -----------------

FINANCING ACTIVITIES:
     Borrowings from bank line of credit, net                                      60,000             75,000
                                                                          ----------------  -----------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                                 230,659            106,932

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                                 48,258             49,645
                                                                          ----------------  -----------------

CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                                     $278,917           $156,577
                                                                          ================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION  - Cash paid for interest                                             $22,086             $1,021
                                                                          ================  =================

See notes to consolidated financial statements.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Periods Ending June 30, 1997 and 1996

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

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

Net loss per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577 for the quarter ended June 30, 1997 and 694,677 shares for the quarter ended June 30, 1996.

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

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

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

The fee expense to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the quarters ended June 30, 1997 and 1996, this fee amounted to $14,130 and $11,753, respectively.

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

3.  TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED
     PARTIES

Included in operating expenses and general and administrative expenses for the quarters ended June 30, 1997 and 1996, are management fees and administrative expenses of approximately $71,000, and $91,000, respectively, paid to affiliated companies. All affiliated companies referred to in these financial statements are owned by family members of Elizabeth A. Nicoli, who are the majority owners of the Company.

The Company leases snowmobiles under short-term leases from an affiliated company. As of June 30, 1997 the Company owed the affiliated company $163,209 relating to this lease from the prior year. As of July 31, 1997, this liability has been paid in full.

4.  LONG-TERM DEBT

Long-term debt as of June 30, 1997 consists of the following:

         Bank credit facility which provides maximum  borrowings of $500,000,  draw period  extended from  September  30, 1996 to September 30, 1997,  monthly interest  payments  at prime  plus .5% (9% at June  30,  1997),  principal payments  begin  October  30,  1997  in  60  equal  monthly  installments, maturity date of September 30, 2002,  collateralized  by all accounts,  an assignment  of the  Contract  and all  improvements  made to  Flagg  Ranch
         property.                                                                                 $495,000

         Additional  bank credit  facility  which  provides  maximum  borrowings of
         $500,000,  due September 30, 1997, monthly interest payments at prime plus
         .5%  (9.0%  at  June  30,  1997),   collateralized  by  all  accounts,  an
         assignment  of the  Contract  and all  improvements  made to  Flagg  Ranch
         property.                                                                                  500,000
                                                                                              --------------

                Total                                                                               995,000
                Less current portion                                                                574,250
                                                                                              --------------

                Long-term debt - net                                                               $420,750
                                                                                              ==============

         Annual maturities of long-term debt as of June 30 are as follows:

                1998                                                                               $574,250
                1999                                                                                 99,000
                2000                                                                                 99,000
                2001                                                                                 99,000
                2002                                                                                 99,000
                Thereafter                                                                           24,750
                                                                                               =============
                Total                                                                              $995,000
                                                                                               =============

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

The Company's net loss for the first quarter ended June 30, 1997, was $139,000 ($.20 per share). This compares to a net loss of $86,000 ($.12 per share) for the quarter ended June 30, 1996. The $53,000 decline in income was due primarily to increased costs associated with operating the new facilities at Flagg Ranch. Changes to the Company's revenues and expenses for the quarters ended June 30, 1997 and June 30, 1996 are summarized below. All references to years represent quarters ending June 30 of stated year.

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

Revenues
--------

Total revenues for 1997 increased by $97,000 or 15% from 1996. Of this increase, $73,000 was from motel and cabin rentals, $19,000 from food services, $15,000 from float trip revenue, $8,000 from horse rental revenue and $7,000 in miscellaneous income. Decreases of $15,000 in RV park rentals, $8,000 in Gift shop sales, and $2,000 in grocery store sales offset the above increases. The primary reason for the increase in motel and cabin rentals is the additional 42 new cabin units which opened in December 1996. This represents approximately a 40% increase in available rental units over last year. The primary reason for the decline in RV park rentals was a decline in the number of recreational vehicle and tent sites available for rent to the public. On a temporary basis, approximately twenty-five recreational vehicle sites and one tent site are being utilized by construction workers and employees during the construction of new facilities at Flagg Ranch.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 64% in 1997 as compared to 60% in 1996. Operating expenses increased by $196,000 or 47% in 1997 as compared to 1996. The ratio of operating expenses to total revenue increased to 80% in 1997 from 63% in 1996. The primary increase in operating expenses was a $90,000 increase in labor costs. This was partially attributable to the early adoption of the increase in the minimum wage which will take effect on September 1, 1997. In addition, the labor costs increased due to the 42 additional new lodging units. Other increases in operating expenses included $36,000 related to river float trips and horseback riding operations, $17,000 in repairs and maintenance, $12,000 in supplies, $8,000 in utilities,

$6,000 in insurance, $5,000 in advertising, $4,000 in property taxes and $18,000 in other miscellaneous expenses. The revenues from river float trips and horseback riding operations were up 72% in the first quarter resulting in the related increases in operating expenses. The other increases in operating expenses related primarily to the increased costs associated with the new 42 cabin units combined with costs associated with flood control due to the unusually high levels of the Snake River this past spring.

Inflation
---------

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

During the fiscal  year  ended  March 31,  1997 the  Company  incurred  costs of approximately  $976,000 to  substantially  complete  construction  of the 42 new cabins. When completed, the total cost of the cabins will be approximately $1,320,000. In addition, the Company incurred costs of approximately $214,000 relating to construction of new laundry and maintenance facilities, employee housing, and other improvements required under the NPS contract during the past fiscal year. During the quarter ended June 30, 1997, the Company incurred costs of $112,000 related to the above construction. As result, the working capital decreased to a negative $867,000 at June 30, 1997 from a negative $118,000 at June 30, 1996. The Company plans to incur additional costs of approximately $103,000 in the second quarter related to the above construction projects.

The company plans to incur additional costs of between $3,400,000 and $4,000,000 prior to December 31, 1999 to construct new laundry and maintenance facilities, new employee housing units, new motel units replacing the existing 54-unit riverside motel complex and other improvements required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $430,000, $139,000, and $766,000 in fiscal years 1997, 1996 and 1995, respectively. Cash generated from operations for the quarter ended June 30, 1997 was $220,000. The Company has two credit facilities with a bank. The first credit facility provides for maximum borrowings of $500,000 with a draw period to September 30, 1997. Principal payments begin on October 30, 1997 in 60 equal monthly installments, maturing on September 30, 2002. As of June 30, 1997 the Company had borrowed $495,000 on this credit facility. The second credit facility provides for maximum borrowings of $500,000 and matures on September 30, 1997. As of June 30, 1997, the Company had borrowed $500,000 on this credit facility.

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

                           None.

ITEM 4.           Submission of Matters to a Vote of Securities Holders
                  -----------------------------------------------------

                           None

ITEM 5.           Other Materially Important events
                  ---------------------------------

                           Mark Sauder resigned as Chief Financial Officer, Secretary and Treasurer effective August 5, 1997 and was replaced by Daniel J. Ryan as Chief Financial Officer and by F. Ray Evarts as Secretary and Treasurer.

ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                           None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)




DATE: August 14, 1997                  BY:  /s/ Elizabeth A. Nicoli
     -------------------------            --------------------------------
                                            Elizabeth A. Nicoli
                                            Chairman of the Board and President


DATE: August 14, 1997                  BY:  /s/ F. Ray Evarts
     -------------------------            --------------------------------
                                            F. Ray Evarts
                                            Secretary/Treasurer


DATE: August 14, 1997                  By:  /s/ Daniel J. Ryan
     -------------------------            --------------------------------
                                            Daniel J. Ryan
                                            Chief Financial Officer