Form 10QSB
period 1997-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1997-11-07
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997
                                       --------------------

                           Commission File No. 0-3858
                                           -----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Wyoming                                          86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


3207 S. Hardy Drive
-------------------------------
Tempe, AZ                                                      85282
-------------------------------                ---------------------------------
(Address of principal executive                              (Zip Code)
office)

Issuer's telephone number, including area code (602) 829-7600
                                              ----------------

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of October 31, 1997.

                         PART I - FINANCIAL INFORMATION

 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September       March
                                                                                          30, 1997       31, 1997
                                                                                          --------       --------
ASSETS
CURRENT ASSETS:
    Cash & cash equivalents                                                              $   409,504    $    48,258
    Accounts receivable                                                                        2,216         31,828
    Accounts receivable (affiliate)                                                                           9,800
    Income tax refund receivable                                                              88,447        146,404
    Merchandise inventories                                                                  157,622        118,418
    Prepaid expenses and other                                                                42,513         17,045
                                                                                         -----------    -----------
        Total current assets                                                                 700,302        371,753
                                                                                         -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements on leased land                                              5,996,121      5,700,227
    Equipment                                                                              2,025,069      1,644,002
    Leasehold improvements                                                                   310,000        310,000
    Construction in progress                                                                  38,008        213,899
                                                                                         -----------    -----------
        Total property and equipment                                                       8,369,198      7,868,128
    Less accumulated depreciation and amortization                                         3,024,946      2,879,362
                                                                                         -----------    -----------
        Property and equipment - net                                                       5,344,252      4,988,766
                                                                                         -----------    -----------
DEPOSITS                                                                                       2,478          2,478
                                                                                         -----------    -----------
TOTAL                                                                                    $ 6,047,032    $ 5,362,997
                                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable
      Trade                                                                              $   209,704    $   128,027
      Construction                                                                           114,694         29,226
    Note payable                                                                             995,000
    Accrued liabilities                                                                      306,895         79,347
    Accrued liabilities (affiliate)                                                                         163,209
    Advance deposits                                                                          75,095        159,791
    Current portion of long-term debt                                                                       489,500
                                                                                         -----------    -----------
        Total current liabilities                                                          1,701,388      1,049,100
DEFERRED INCOME TAXES                                                                        196,589        196,589
LONG-TERM DEBT                                                                                              445,500
                                                                                         -----------    -----------
        Total liabilities                                                                  1,897,977      1,691,189
                                                                                         -----------    -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: issued none
    Common stock, $.01 par value - authorized 2,000,000 shares: issued, 718,373 shares         7,184          7,184
    Additional paid-in capital                                                               656,426        656,426
    Retained earnings                                                                      3,563,357      3,086,110
    Common stock in treasury - at cost, 23,796 shares                                        (77,912)       (77,912)
                                                                                         -----------    -----------
        Total shareholders' equity                                                         4,149,055      3,671,808
                                                                                         -----------    -----------
TOTAL                                                                                    $ 6,047,032    $ 5,362,997
                                                                                         ===========    ===========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                           For the six months ended    For the three months ended
                                                  September 30                September 30
                                          ----------------------------------------------------------
                                               1997         1996            1997         1996
                                               ----         ----            ----         ----
REVENUES:
 Sales of merchandise                       $1,474,641   $1,308,917      $1,129,884   $1,087,854
 Room, cabin and trailer space rentals       1,598,378    1,436,844       1,251,120    1,030,393
 Interest                                        3,366        2,621           3,324        2,426
 Other income                                  236,653      141,256         170,131      107,427
                                            ----------   ----------      ----------   ----------
    Total revenues                           3,313,038    2,889,638       2,554,459    2,228,100
                                            ----------   ----------      ----------   ----------

COSTS AND EXPENSES:
 Operating                                   1,502,790    1,073,474         890,051      657,733
 Cost of merchandise                           807,883      764,940         585,947      562,740
 General and administrative                     83,946      289,196          46,957      176,553
 Depreciation and amortization                 169,482      127,714          84,741       63,857
 Interest expense                               44,690                       22,604
                                            ----------   ----------      ----------   ----------
    Total costs and expenses                 2,608,791    2,255,324       1,630,300    1,460,883
                                            ----------   ----------      ----------   ----------

Income before income tax                       704,247      634,314         924,159      767,217

Provision for income taxes                     227,000      211,000         308,000      259,300
                                            ----------   ----------      ----------   ----------

NET INCOME                                  $  477,247   $  423,314      $  616,159   $  507,917
                                            ==========   ==========      ==========   ==========

NET INCOME PER COMMON SHARE                 $     0.69   $     0.61      $     0.89   $     0.73
                                            ==========   ==========      ==========   ==========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997

                                                       Common Stock             Additional
                                               -----------------------------     Paid-in         Retained        Treasury
                                                  Shares          Amount         Capital         Earnings         Stock

BALANCE, MARCH 31, 1997                              718,373          $7,184      $656,426      $3,086,110       ($77,912)
Net income                                                                                         477,247
                                               ---------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1997                          718,373          $7,184      $656,426      $3,563,357       ($77,912)

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six months ended September 30,
                                                                -------------------------------------
                                                                       1997               1996
                                                                       ----               ----
OPERATING ACTIVITIES:
  Net income                                                        $ 477,247          $ 423,314
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                   169,482            127,714
      Gain on disposal of property and equipment                       (8,059)
  Changes in assets and liabilities:
      Accounts receivable                                              29,612             (8,206)
      Accounts receivable (affiliate)                                   9,800
      Merchandise inventories                                         (39,204)           (30,710)
      Prepaid income taxes                                             57,957             75,600
      Prepaid expenses and other                                      (25,468)           (14,719)
      Accounts payable                                                 81,677             30,323
      Note payable - affiliate                                       (163,209)
      Accrued liabilities                                             227,548            408,341
      Advance deposits                                                (84,696)           (69,085)
                                                                    ---------          ---------
          Net cash provided by operating activities                   732,687            942,572
                                                                    ---------          ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment                            (545,445)          (671,989)
      Proceeds from disposal of property and equipment                 28,536
      Cash and accounts payable segregated for construction
       of replacement property                                         85,468
                                                                    ---------          ---------
        Net cash used in investing activities                        (431,441)          (671,989)
                                                                    ---------          ---------
FINANCING ACTIVITIES:
      Common stock purchased for treasury                                                   (400)
      Borrowings from bank line of credit, net                         60,000
                                                                    ---------          ---------
                                                                       60,000               (400)
                                                                    ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             361,246            270,183

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           48,258             49,645
                                                                    ---------          ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 409,504          $ 319,828
                                                                    =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                                $  44,690          $   1,021
                                                                    =========          =========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Six Month Periods Ending September 30, 1997 and 1996

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been and are of a normal recurring nature. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Company operates in one business segment, the operation under a concession contract with the National Park Service of Flagg Ranch Village, a full-service resort motel and RV/campground located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

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

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577 and

694,649 for the six months ended September 30, 1997 and 1996, respectively, and 694,677 and 694,586 shares for the three months ended September 30, 1997 and 1996, respectively.

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

2.       COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract) which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. If the Company chooses to meet these requirements by moving the riverside motel and converting it into employee housing plus building additional employee support facilities, then the cost is estimated to be between $2,400,000 and $2,800,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $3,400,000 and $4,000,000.

The fee expense to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years, For the six months ended September 30, 1997 and 1996, this fee amounted to $63,000 and $54,000, respectively.

Flagg Ranch faces competition from hotels, camping areas and RV facilities in Yellowstone and Grand Teton National Parks, as well as from a large number of hotels and motels in Wyoming, Montana and Idaho, offering some facilities which are similar to those offered by Flagg Ranch. In addition, the business of Flagg Ranch is susceptible to weather conditions and unfavorable trends in the economy as a whole. Business could be significantly affected depending upon actions which might be taken by the NPS if cutbacks are made to their budget. If the NPS decides to close Yellowstone National Park for the winter months, then Flagg Ranch would have to discontinue its winter operations. NPS budget cutbacks could also negatively impact the length of the summer season and the number of visitors to the Parks and have a corresponding negative impact on Flagg Ranch revenues.

On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs had asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that requires the NPS to prepare an environmental impact statement ("EIS") over the next three years, during which time period the parks will continue activities under the existing winter visitor-use plan. If the NPS were to suspend or terminate winter activities in Yellowstone National Park as a result of the EIS, then Flagg Ranch would have to suspend or discontinue its winter operations.

3.       TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

Included in operating expenses and general and administrative expenses for the six months ended September 30, 1997 and 1996, are management fees and administrative expenses of approximately $45,000, and $228,000, respectively, paid to affiliated companies. Subsequent to September 30, 1997 the Company has borrowed money from an affiliated company. As of November 5, 1997, the Company owed the affiliated company $930,000.

All affiliated companies referred to in these financial statements are owned by family members of Elizabeth A. Nicoli, who are the majority owners of the Company or by Robert L. Walker, the President of the Company.

4.       CREDIT FACILITY

Subsequent to September 30, 1997 the Company refinanced all current and long-term bank debt with an entity owned and controlled by the Company president. The new credit facility provides for maximum borrowings of $1,000,000. The draw period under the facility runs until September 30, 1998. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (9.0% as of September 30, 1997). The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of November 5, 1997 there were outstanding borrowings of $930,000. Due to the refinancing, all long-term debt as of September 30, 1997 has been reclassified as current.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report regarding managements anticipation of the Company's facility completion schedules, quality of facilities, fulfillment of National Park Service requirements, consumer response to marketing efforts, ability to offset inflation and adequacy of financing constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, ability to complete facility construction, the market in which the Company operates, the stability of the economy and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

The Company's net income for the six months ended September 30, 1997 was $477,000 ($.69 per share). This compares to net income of $423,000 ($.61 per share) for the six months ended September 30, 1996. The $54,000 increase in income was due primarily to additional revenue as a consequence of the additional 42 cabin units which opened in December 1996. Changes to the Company's revenues and expenses for the six months ended September 30, 1997 and September 30, 1996 are summarized below. All references to years represent six month periods ending September 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

Revenues
--------

Total revenues for 1997 increased by $423,000 or 15% from 1996. Of this increase, $321,000 was from motel and cabin rentals, $146,000 from food services, $58,000 from float trip revenue, $26,000 from horse rental revenue, $4,000 in gasoline revenue and $18,000 in miscellaneous income. Decreases of $85,000 in RV park rentals, $40,000 in Gift shop sales, and $25,000 in grocery store sales offset the above increases. The primary reason for the increase in motel and cabin rentals is the additional 42 new cabin units which opened in December 1996. This represents approximately a 40% increase in available rental units over last year. The primary reason for the decline in RV park rentals was a decline in the number of recreational vehicle and tent sites available for rent to the public. On a temporary basis, approximately twenty-five recreational vehicle sites and one tent site were being utilized by construction workers and employees during the construction of new facilities at Flagg Ranch.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 55% in 1997 as compared to 53% in 1996. Operating expenses increased by $429,000 or 40% in 1997 as compared to 1996. The ratio of operating expenses to total revenue increased to 45% in 1997 from 37% in 1996. The primary increase in operating expenses was a $209,000 increase in labor costs. This was partially attributable to the early adoption of the increase in the minimum wage which took effect on September 1, 1997. In addition, the labor costs increased due to the 42 additional new lodging units. Other increases in operating expenses included $74,000 related to river float trips and horseback riding operations, $28,000 in repairs and maintenance, $8,000 in supplies, $26,000 in utilities, $12,000 in insurance, $6,000 in advertising, $10,000 in Property taxes, $44,000 in interest and $6,000 in other miscellaneous expenses. The revenues from river float trips and horseback riding operations were up 65% in the six month period resulting in the related increases in operating expenses. The other increases in operating expenses related primarily to the increased costs associated with the new 42 cabin units combined with costs associated with flood control due to the unusually high levels of the Snake River this past spring.

Inflation
---------

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

During the past fiscal year the Company incurred costs of approximately $1,200,000 to substantially complete construction of the 42 new cabins as well as other related improvements. During the six months ended September 30, 1997, the Company incurred costs of approximately $216,000 related to the above construction projects. In addition the Company has purchased new snowmobiles for the winter season at a cost of approximately $299,000, which in the past were leased from an affiliated company. As a result, the working capital decreased to a negative $1,003,000 at September 30, 1997 from a negative $106,000 at September 30, 1996.

The Company may incur additional costs of between $3,400,000 and $4,000,000 prior to December 31, 1999 to construct new motel units replacing the existing 54-unit riverside motel complex and other improvements and to relocate employee housing units as required under the NPS Contract, subject to finalization of an amended building and improvement program under the contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $430,000, $139,000, and $766,000 for the fiscal years ended 1997, 1996 and 1995, respectively. Cash generated from operations for the six months ended September 30, 1997 and 1996 was $733,000 and $943,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations.

                           PART II - OTHER INFORMATION


ITEM I.           Legal Proceedings
                  -----------------

                  None.

ITEM 2.           Changes in Securities
                  ---------------------

                  None.

ITEM 3.           Defaults upon Senior Securities
                  -------------------------------

                  None.

ITEM 4.           Submission of Matters to a Vote of Securities Holders
                  -----------------------------------------------------

                  None.

ITEM 5.           Other Materially Important Events
                  ---------------------------------

                  Daniel J. Ryan resigned as Chief Financial Officer effective September 30, 1997 and was replaced by Michael P. Perikly. Elizabeth A. Nicoli resigned as President effective September 30, 1997 and was replaced by Robert L. Walker. F. Ray Evarts resigned as Treasurer effective September 30, 1997 and was replaced by Michael P. Perikly. These resignations and appointments were in connection with the entry of the controlling shareholders of the Company into an agreement to sell their shares in the Company to Mr. Walker. Pursuant to such agreement, 67,381 shares were sold on September 30, 1997 and 404,288 shares will be sold at a closing, subject to NPS approval, anticipated in March, 1998.


ITEM 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  None.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)




DATE:  November 5, 1997                BY: /s/ Robert L. Walker
       -----------------                  --------------------------------------
                                              Robert L. Walker
                                              President



DATE:   November 5, 1997               BY:  /s/ F. Ray Evarts
       ------------------                  -------------------------------------
                                              F. Ray Evarts
                                              Secretary



DATE:   November 5, 1997               BY:  /s/ Michael P. Perikly
       ------------------                  -------------------------------------
                                              Michael P. Perikly
                                              Treasurer, Chief Financial Officer