Form 10QSB
period 1997-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1998-02-04
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 1997
                                               -----------------

                           Commission File No. 0-3858
                                               ------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Wyoming                                86-0224163
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


3207 S. Hardy Drive
-------------------------------
Tempe, AZ                                           85282
-------------------------------          ---------------------------------------
(Address of principal executive                   (Zip Code)
office)

Issuer's telephone number, including area code (602) 829-7600
                                               --------------

1702 East Highland Avenue, Suite 312, Phoenix, Arizona 85016 (Former address)

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of December 31, 1997.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December        March
                                                                                           31, 1997       31, 1997
                                                                                           --------       --------
ASSETS
CURRENT ASSETS:
    Cash & cash equivalents                                                              $    74,346    $    48,258
    Accounts receivable                                                                          761         31,828
    Accounts receivable (affiliate)                                                                           9,800
    Income tax refund receivable                                                               2,226        146,404
    Merchandise inventories                                                                  137,756        118,418
    Prepaid expenses and other                                                                60,884         17,045
                                                                                         -----------    -----------
        Total current assets                                                                 275,974        371,753
                                                                                         -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements on leased land                                              5,017,059      5,700,227
    Equipment                                                                              1,706,470      1,644,002
    Leasehold improvements                                                                   325,600        310,000
    Construction in progress                                                                  44,759        213,899
                                                                                         -----------    -----------
        Total property and equipment                                                       7,093,888      7,868,128
    Less accumulated depreciation and amortization                                         1,822,029      2,879,362
                                                                                         -----------    -----------
        Property and equipment - net                                                       5,271,859      4,988,766
                                                                                         -----------    -----------
DEPOSITS                                                                                       3,977          2,478
                                                                                         -----------    -----------
TOTAL                                                                                    $ 5,551,810    $ 5,362,997
                                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable
      Trade                                                                              $    49,369    $   128,027
      Construction                                                                                           29,226
    Note payable (affiliate)                                                               1,105,000
    Accrued liabilities                                                                      154,182         79,347
    Accrued liabilities (affiliate)                                                                         163,209
    Advance deposits                                                                         228,332        159,791
    Current portion of long-term debt                                                                       489,500
                                                                                         -----------    -----------
        Total current liabilities                                                          1,536,882      1,049,100
DEFERRED INCOME TAXES                                                                        196,589        196,589
LONG-TERM DEBT                                                                                              445,500
                                                                                         -----------    -----------
        Total liabilities                                                                  1,733,471      1,691,189
                                                                                         -----------    -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: issued none
    Common stock, $.01 par value - authorized 2,000,000 shares: issued, 718,373 shares         7,184          7,184
    Additional paid-in capital                                                               656,426        656,426
    Retained earnings                                                                      3,232,640      3,086,110
    Common stock in treasury - at cost, 23,796 shares                                        (77,912)       (77,912)
                                                                                         -----------    -----------
        Total shareholders' equity                                                         3,818,838      3,671,808
                                                                                         -----------    -----------
TOTAL                                                                                    $ 5,551,810    $ 5,362,997
                                                                                         ===========    ===========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME

                                        For the nine months ended    For the three months ended
                                               December 31                  December 31
                                        -------------------------------------------------------
                                            1997         1996            1997          1996
                                            ----         ----            ----          ----
REVENUES:

 Sales of merchandise                    $1,579,214   $1,568,920      $  104,573    $  137,922

 Room, cabin and trailer space rentals    1,679,159    1,396,993          80,781        79,209

 Snowmobile and related rentals             132,514      100,737         132,514       106,454

 Interest                                     3,511        3,981             145         2,926

 Other income                               247,418      162,264          10,765        16,746
                                         ----------   ----------      ----------    ----------

    Total revenues                        3,641,817    3,232,895         328,779       343,257
                                         ----------   ----------      ----------    ----------


COSTS AND EXPENSES:

 Operating                                1,989,474    1,555,641         486,684       464,148

 Cost of merchandise                        882,293      898,964          74,410       134,024

 General and administrative                 208,320      401,598         124,374       112,402

 Depreciation and amortization              266,119      191,571          96,637        63,857

 Interest expense                            67,080                       22,390
                                         ----------   ----------      ----------    ----------

    Total costs and expenses              3,413,286    3,047,774         804,495       774,431
                                         ----------   ----------      ----------    ----------



Income (loss) before income tax             228,531      185,121        (475,716)     (431,174)


Provision (benefit) for income taxes         82,000       50,000        (145,000)     (161,000)
                                         ----------   ----------      ----------    ----------


NET INCOME (LOSS)                        $  146,531   $  135,121      ($ 330,716)   ($ 270,174)
                                         ==========   ==========      ==========    ==========

NET INCOME (LOSS)

     PER COMMON SHARE                    $     0.21   $     0.19      $    (0.48)   $    (0.39)
                                         ==========   ==========      ==========    ==========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                                               Common Stock             Additional
                                        --------------------------       Paid-in         Retained          Treasury
                                         Shares            Amount        Capital         Earnings           Stock
BALANCE, MARCH 31, 1997                  718,373           $7,184        $656,426       $3,086,110        ($77,912)
Net income                                                                                 146,531
                                        ----------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997               718,373           $7,184        $656,426       $3,232,641        ($77,912)
                                         =======           ======        ========       ==========        =========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine months ended December 31,
                                                            ------------------------------
                                                                  1997           1996
                                                                  ----           ----
OPERATING ACTIVITIES:
  Net income                                                  $   146,531    $   135,121
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                               266,119        191,571
      Gain on disposal of property and equipment                  (11,079)
  Changes in assets and liabilities:
      Accounts receivable                                          31,067        (11,362)
      Accounts receivable (affiliate)                               9,800
      Merchandise inventories                                     (19,338)       (52,342)
      Income tax receivable                                       126,707         75,600
      Prepaid expenses and other                                  (27,867)       (25,694)

      Accounts payable                                           (107,884)       149,191
      Note payable - affiliate                                   (163,209)
      Accrued liabilities                                          74,835        355,860
      Advance deposits                                             68,541         82,880
                                                              -----------    -----------
          Net cash provided by operating activities               394,223        900,825
                                                              -----------    -----------

INVESTING ACTIVITIES:
      Purchases of property and equipment                        (574,671)    (1,152,985)
      Proceeds from disposal of property and equipment             36,536
                                                              -----------    -----------
        Net cash used in investing activities                    (538,135)    (1,152,985)
                                                              -----------    -----------

FINANCING ACTIVITIES:
      Proceeds from Bank Line of Credit                                          330,000
      Common stock purchased for treasury                                          (400)
      Borrowings from affiliated company                          170,000
                                                              -----------    -----------
        Net cash provided by financing activities                 170,000        329,600
                                                              -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          26,088         77,440

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       48,258         49,645
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    74,346    $   127,085
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                          $    67,080    $         0
                                                              ===========    ===========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Periods Ending December 31, 1997 and 1996

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been and are of a normal recurring nature. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

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

Net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577 and 694,624 shares for the nine months ended December 31, 1997 and 1996, respectively, and 694,577 shares for the three months ended December 31, 1997 and 1996.

Earnings Per Share - In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Statement requires the dual presentation of basic and diluted earnings per share ("EPS") on the face of the earnings statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS calculations. The Statement will be effective for the Company's 1998 fiscal year. Adoption of this Statement does not impact the EPS calculations for the quarters and nine months ended December 31, 1997 and 1996.

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

2.       COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract"), which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing plus building additional employee support facilities. The cost to do this is estimated to be between $1,200,000 and $2,100,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $2,200,000 and $3,300,000. The company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

The fee expense payable to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years, For the nine months ended December 31, 1997 and 1996, this fee amounted to $69,000 and $61,000, respectively.

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

3.       TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

Included in operating expenses and general and administrative expenses for the nine months ended December 31, 1997 and 1996, are management fees and administrative expenses of approximately $123,000, and $320,000, respectively, paid to affiliated companies. During the quarter the Company has borrowed money from an affiliated company. As of December 31, 1997, the Company owed the affiliated company $1,105,000.

All affiliated companies referred to in these financial statements are owned by family members of Elizabeth A. Nicoli, who were previously the majority owners of the Company or by Robert L. Walker, the President and current majority owner of the Company.

4.       CREDIT FACILITY

During the quarter the Company refinanced all current and long-term bank debt with an affiliated company owned and controlled by the Company president. The new credit facility provides for maximum borrowings of $1,200,000. The draw period under the facility expires on September 30, 1998. Interest is payable monthly on the outstanding principal balance at a rate equal to prime plus .50% (9.0% as of December 31, 1997). The credit facility is collateralized by all accounts, an assignment of the Contract and all improvements the Company has made to the Flagg Ranch property. As of December 31, 1997 there were outstanding borrowings of $1,105,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report regarding managements anticipation of the Company's facility completion schedules, quality of facilities, fulfillment of National Park Service requirements, consumer response to marketing efforts, ability to offset inflation and adequacy of financing, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, ability to complete facility construction, the market in which the Company operates, the stability of the economy and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

The Company's net income for the nine months ended December 31, 1997 was $147,000 ($.21 per share). This compares to net income of $135,000 ($.19 per share) for the nine months ended December 31, 1996. The $12,000 increase in income was due primarily to additional revenue as a consequence of the additional 42 cabin units which opened in December 1996. Changes to the Company's revenues and expenses for the nine months ended December 31, 1997 and December 31, 1996 are summarized below. All references to years represent nine month periods ending December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

Revenues
--------

Total revenues for 1997 increased by $409,000 or 13% from 1996. Of this increase, $315,000 was from motel and cabin rentals, $88,000 from food services, $58,000 from float trip revenue, $26,000 from horse rental revenue, $52,000 in tent rentals, $19,000 in snowmobile rentals, and $14,000 in miscellaneous income. Decreases of $85,000 in RV park rentals, $47,000 in Gift shop sales, $26,000 in grocery store sales, and $5,000 in gasoline sales offset the above increases. The primary reason for the increase in motel and cabin rentals is the additional 42 new cabin units which opened in December 1996. This represents an approximate 40% increase in available rental units over last year. The primary reason for the decline in RV park rentals was a decline in the number of recreational vehicle sites available for rent to the public. On a temporary basis, approximately twenty-five recreational vehicle sites were being utilized by construction workers and employees during the construction of new facilities at Flagg Ranch.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 56% in 1997 as compared to 57% in 1996. Operating expenses increased by $434,000 or 28% in 1997 as compared to 1996. The ratio of operating expenses to total revenue increased to 55% in 1997 from 48% in 1996. The primary increase in operating expenses was a $315,000 increase in labor costs. This was partially attributable to the early adoption of the increase in the minimum wage which took effect on September 1, 1997. In addition, the labor costs increased due to the 42 additional new lodging units. Other increases in operating expenses included $74,000 related to river float trips and horseback riding operations, $86,000 in repairs and maintenance, $15,000 in Property taxes, $66,000 in interest and $12,000 in credit card processing charges. Decreases in a number of other expenses totaling about $68,000 offset these increases. The revenues from river float trips and horseback riding operations were up 65% in the nine month period resulting in the related increases in operating expenses. The other increases in operating expenses related primarily to the increased costs associated with the new 42 cabin units combined with costs associated with flood control due to the unusually high levels of the Snake River during the Spring of 1997.

Inflation
---------

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

During the past fiscal year the Company incurred costs of approximately $1,200,000 to substantially complete construction of the 42 new cabins as well as other related improvements. During the nine months ended December 31, 1997, the Company incurred costs of approximately $216,000 reion projects. In addition the Company has purchased new snowmobiles for the winter season at a cost of approximately $299,000, which in the past were leased from an affiliated company. As a result, the working capital decreased to a negative $1,261,000 at December 31, 1997 from a negative $677,000 at December 31, 1996.

The Company may incur additional costs of between $1,200,000 and $2,100,000 prior to December 31, 1999 to relocate employee housing units as required under the NPS Contract, subject to finalization of an amended building and improvement program under the contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $430,000, $139,000, and $766,000 for the fiscal years ended 1997, 1996 and 1995, respectively. Cash generated from operations for the nine months ended December 31, 1997 and 1996 was $394,000 and $901,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

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

         None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

         None.

ITEM 5.  Other Materially Important Events
         ---------------------------------

         George B. Toney resigned as a director effective December 5, 1997 and was replaced by Robert L. Walker. In addition, Michael P. Perikly was elected as a director to fill a vacancy on the board.

         The controlling shareholders of the Company entered into an agreement to sell their shares in the Company to Mr. Robert L. Walker during the prior quarter. Pursuant to such agreement, 67,381 shares were sold on September 30, 1997 and 404,288 shares were sold on November 14, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         8-K reports:      Current Report on Form 8-K dated October 23, 1997
                           Current Report on Form 8-K dated December 8, 1997

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)



DATE: February 4, 1998                   BY: /s/ Robert L. Walker
      -------------------------             ------------------------------------
                                                 Robert L. Walker
                                                 President



DATE: February 4, 1998                  BY:  /s/ Michael P. Perikly
      -------------------------             ------------------------------------
                                                 Michael P. Perikly
                                                 Principal Financial Officer and
                                                   Chief Accounting Officer