Form 10KSB40
period 1998-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1998-07-07
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 1998
                                              --------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Wyoming                                       86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3207 S. Hardy Drive., Tempe, AZ                            85282
---------------------------------------        ---------------------------------
(Address of principal executive office)                  (Zip Code)

Issuer's telephone number, including area code (602) 829-7600
                                               --------------

1702 East Highland Avenue, Suite 312, Phoenix, Arizona 85016 (Former address)

Securities registered under Section 12(b) of the Act:

                                                       Name of each exchange
            Title of Each Class                         on which registered
            -------------------                        ---------------------

                  NONE
            -------------------                        ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

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

State issuer's revenues for its most recent fiscal year.  $4,630,786
                                                          ----------

As of June 4, 1998, there were 694,577 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $2,023,000.

                                     PART I

                                                                            Page
                                                                            ----

Item 1.             Business                                                   4

Item 2.             Properties                                                 6

Item 3.             Legal Proceedings                                          7

Item 4.             Submission of Matters to a Vote of                         7
                    Security Holders

                                    PART II

Item 5.             Market for the Registrant's Common                         8
                    Stock and Related Security Holder Matters

Item 6.             Management's Discussion and Analysis                       9
                    of Financial Condition and Results of Operations

Item 7.             Financial Statements and Supplemental Data                13

Item 8.             Changes in and Disagreements with                         23
                    Accountants on Accounting and Financial
                    Disclosure

                                    PART III

Item 9.             Directors and Executive Officers of the                   24
                    Registrant

Item 10.            Executive Compensation                                    25

Item 11.            Security Ownership of Certain                             26
                    Beneficial Owners and Management

Item 12.            Certain Relationships and Related Transactions            27

                                    PART IV

Item 13.            Exhibits (including Exhibit Index),                       28
                    Financial Statements, Schedules and
                    Reports on Form 8-K

                                     PART I
                                     ------

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

         Flagg undertook a major redevelopment plan in fiscal year 1995 which included construction of a new main lodge building, plus 50 new cabin units. The new lodge and cabins opened for business in May 1995. The lodge, which replaced existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The 50 new cabin units replaced 42 rustic cabin units, which will be removed from the property. During fiscal year 1996, the Company began construction of an additional 42 new cabin units, a maintenance building and a laundry facility. The 42 new cabins were substantially complete in December 1996. Although these cabins were ready for occupancy during the winter, certain finish items on the outside of the cabins could not be completed until the summer of 1997. The 42 cabins will replace the Company's 54-unit motel which was used for visitors through the summer of 1998 and then converted to employee housing. The new maintenance and laundry facilities were completed by August 31, 1997.

         During fiscal year 1998, Flagg provided overnight accommodations to national park visitors for up to 536 persons per night via its 54-unit motel and 92 cabins. In addition to the motel and cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

         Flagg is operated as a seasonal resort. The two seasons, summer and winter, coincide with the opening and closing dates of the two national parks. The summer season, which runs from approximately May 15th through October 15th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 73% and 74% respectively of Flagg's fiscal 1998 and 1997 operating revenues.

         Prior to the recently completed redevelopment of its facilities, Flagg was not a destination stop in the summer, but instead provided basic services for visitors to the two national parks. Most of the guests stayed one to two nights and the majority of the patrons represented overflow from other national park facilities similar to those provided by Flagg. However, with the completion of the new main lodge and cabin units, management believes that Flagg now offers facilities equal or superior to those of other national park concessionaires. As a result, Flagg intends to develop a reputation as a destination location for visitors in addition to catering to guests staying only one to two nights.

         The winter  season,  which  runs from  mid-December  through  mid-March accounted for 27% of Flagg's fiscal 1998 and 1997 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

         Management believes that Flagg's location at the south entrance to Yellowstone makes it a premiere location for winter visitors. The road is well plowed from Jackson, Wyoming to the entrance to Flagg offering easy access to Flagg for visitors. However, visitors cannot proceed past Flagg and into Yellowstone unless they are traveling via snowmobile or snowcoach. Flagg is the only vendor licensed by the NPS with unguided snowmobile tours at the south entrance to Yellowstone. In fiscal year 1998, Flagg had a fleet of 85 new Polaris snowmobiles available to the public for rental. In addition, Flagg offers daily trips to Old Faithful Lodge in Yellowstone via its 11-passenger snowcoach. Cross-country skis and snowshoes are also available for rental.

         The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee payable to the NPS under the Contract is subject to review and adjustment every five years. For fiscal 1998, the fee was calculated at 2% of the Company's gross receipts (as defined in the Contract).

         Flagg faces competition from hotels, camping areas and trailer facilities in Yellowstone and in Grand Teton as well as from a large number of hotels and motels in Wyoming, Montana and Idaho offering some facilities which are similar to those offered by Flagg. In addition, the business of Flagg is susceptible to weather conditions and unfavorable trends in the economy as a whole.

         Business could be significantly affected negatively depending upon actions which might be taken by the NPS if cutbacks are made to their budget. If the NPS decides to close Yellowstone for the winter months, then Flagg would have to discontinue its winter operations. NPS budget cutbacks could also negatively impact the length of the summer season and the number of visitors to the parks and have a corresponding negative impact on Flagg revenues.

         On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs have asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that requires the NPS to prepare an environmental impact statement ("EIS") over the next three years, during which time period the parks will continue activities under the existing winter visitor-use plan. If the NPS is required to suspend or terminate winter activities in Yellowstone National Park, Flagg Ranch would have to suspend or discontinue its winter operations.


Item 2.           Properties

         The Flagg  facilities are located on approximately 70 acres in the John
D. Rockefeller Jr. Memorial Parkway. This entire tract of land which the Company utilizes is owned by the Federal Government and its usage is governed by the terms of the Contract.

         Proprietary rights to certain facility improvements constructed by the Company (including the new lodge and new cabin units) have been granted to the Company under the terms of the Contract; however, the NPS may terminate the Contract and purchase the Company's improvements, upon a determination that the public interest requires Federal Government ownership of the improvements. In such event, the Federal Government is required to pay a price for said improvements equal to the cost of reconstruction less depreciation. If, however the Contract is terminated by the Federal Government for default by the Company for unsatisfactory performance as defined in the Contract, then the Federal Government is required to pay a price equal to the tax basis of the improvements. At the end of the Contract, if the Company is not the successful bidder on a new contract for the property, then the Federal Government is required to purchase from the Company the improvements (including the new lodge and new cabin units) made to the property at a price equal to the cost of reconstruction less depreciation.

         During fiscal year 1997 the Company incurred costs of approximately $1,200,000 to substantially complete construction of the 42 new cabins as well as other related improvements. During fiscal year 1998 the Company incurred costs of approximately $216,000 related to the above construction projects. With the completion of the 42 new cabin units in December 1996, the Company had a total of 146 lodging units consisting of 92 cabin units and a 54-unit riverside motel complex available during the majority of fiscal year 1998. The 54-unit riverside motel, which was converted to employee housing in December 1997, is no longer available for guest lodging and the number of lodging units available for rent is now 92.

         Under the terms of the Contract, the Company is required to move the existing 54-unit riverside motel, which has been converted to employee housing, from its current location to the high ground above the river and make other improvements prior to December 31, 1999. The cost is estimated to be between $1,200,000 and $2,100,000 depending on the extent of additional improvements required by the NPS. If the Company elects to build new lodging units to replace the converted 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $2,200,000 and $3,300,000.

         During fiscal year 1997, the Company commenced construction of new laundry and maintenance facilities, which were completed by August 31, 1997 for a cost of $180,000.

         On a temporary basis, during the summer of 1997, twenty-five recreational vehicle sites and one tent site were not available for rental to the public. These sites were utilized by construction workers during the construction period and by employees until the new employee recreational vehicle sites were completed. This reduced the campground facility from 97 to 72 recreational vehicle sites and from 74 to 73 tent sites, and thus negatively impacted campground revenues during fiscal year 1998.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         None

                                     PART II
                                     -------

Item 5.           Market for Registrant's Common Stock and Related Security
                  Holder Matters

         International Leisure Hosts, Ltd. common stock is traded on the OTC bulletin board, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 1997 and 1998.

                                         Bid
                                         ---
                                   High        Low
                                   ----        ---
         Quarter Ended
         -------------
         June 30, 1996             5 3/8       5 3/8
         September 30, 1996        5 7/8       5
         December 31, 1996         5 1/2       4 3/4
         March 31, 1997            5 1/2       5
         June 30, 1997             6 1/8       5 1/4
         September 30, 1997        7           5 1/2
         December 31, 1997         7 1/4       6 3/8
         March 31, 1998            6 3/4       5 3/4

         Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 1998 there were 694,577 shares of outstanding common stock and an estimated 900 shareholders of record.

         The level of trading during fiscal year 1998 was approximately 3,250 shares the first quarter, no shares the second quarter, 12,450 shares the third quarter, and 2,400 shares the fourth quarter ending March 31, 1998. In addition, 120,000 shares of restricted stock was traded in a private transaction during the fourth quarter. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

         It is the policy of the Company not to pay dividends but instead to retain earnings for use in the operation and expansion of its business.

Selected Financial Data

         The selected financial data for each of the five years in the period ended March 31, 1998 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                           FISCAL YEAR ENDED MARCH 31,
                     (In thousands except per share amounts)
                     ---------------------------------------


                                   1998      1997       1996      1995      1994
                                   ----      ----       ----      ----      ----

Total Revenues                  $ 4,631   $ 4,094    $ 3,976   $ 3,781   $ 3,694

Net Income (Loss)                   156      (113)       199       458       536

Net Income (Loss) Per Share-        .23      (.16)       .29       .66       .77
   Basic

Total Assets                      5,393     5,363      4,266     4,431     3,568

Long-Term Obligations                 0       446          0         0         0

Shareholders' Equity              3,828     3,672      3,785     3,604     3,147

Book Value Per Share               5.51      5.29       5.45      5.16      4.50


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's net income was $156,000, $.23 per share for the year ended March 31, 1998. This compares to a net loss of $113,000, ($.16) per share, in 1997 and net income of $199,000, $.29 per share, in 1996. The primary factors contributing to the $269,000 increase in 1998 net income were the relatively mild winter weather conditions in 1998 compared to 1997 which resulted in fewer airport, road and national park closures plus the increased costs associated with the construction and initial start up of the 42 new cabin units in 1997 were not duplicated in 1998. Changes in the Company's revenues and expenses for the fiscal years 1998 and 1997 are summarized below. All references to years represent fiscal years ended March 31.

         Total revenues for 1998 increased by $538,000 or 13% over 1997. Of this increase, $295,000 was from lodging, $74,000 from food service, $58,000 from float trip revenue, $25,000 from trail ride revenue, $165,000 from snowmobile revenue, $38,000 from snowcoach revenue and $2,000 from transportation revenue. Decreases of $52,000 in gift shop sales, $35,000 in grocery store sales, $1,000 in interest income, $17,000 in gasoline sales and $15,000 in miscellaneous revenue partially offset the above increases. The increase in lodging revenue is mainly attributable to the increase in total number of rental units available during the summer season from 104 in fiscal 1997 to 146 in fiscal 1998. The increased number of guests contributed to the increases in food service, trail ride and float trip revenue. Decreases in gift shop and grocery store revenue is mainly attributable to a higher than normal employee turnover in those areas which resulted in less continuity of operations, less attention to the merchandise mix and a resulting decrease in sales.

         The 1998 winter season was longer than the 1997 winter season due to mild weather which resulted in fewer road, airport and park closures. The 1998 winter season consisted of 81 days compared to 67 days in 1997. The number of winter visitors through the south entrance of Yellowstone increased 46% in 1998 compared to 1997. As a result, the number of snowmobile rentals increased from 3,995 in 1997 to 4,622 in 1998.

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

Costs and Expenses
------------------

         The ratio of cost of merchandise sold to sales of merchandise was 59% in 1998, 61% in 1997, and 56% in 1996. Ending merchandise inventories decreased from $118,000 at March 31, 1997 to $50,000 at March 31, 1998 primarily due to the sale of old and discontinued gift shop merchandise which was not replaced prior to the end of the fiscal year.

          Operating expenses increased by $266,000 or 11% in 1998 as compared to 1997. In addition, the ratio of operating costs to operating revenues decreased to 56% in 1998 from 57% in 1997. The major increases consisted of $257,000 in labor, $92,000 in interest, $69,000 in outside services, and $20,000 in credit card/collection fees. These increases were offset in part by the elimination of snowmobile rental expense of $169,000 (which was partially offset by depreciation of snowmobiles of $31,000 and loss on sale of snowmobiles of $94,000) and minor decreases in other expenses. The labor increase was mainly the result of increased managerial costs due to guaranteed bonus payments and severance agreements. The increase in interest expense was due to higher outstanding loan balances during the year due to working capital requirements. The increase in outside services costs were due to increased revenue in both the float and horse activities which resulted in higher payments due per lease agreements with the operators. The higher credit card/collection fees were a result of higher gross revenues and corresponding increases in the use of credit cards. Snowmobile rental expense was eliminated this year with the Company's decision to purchase the snowmobiles.

          Operating expenses increased by $392,000 or 20% in 1997 as compared to 1996. In addition, the ratio of operating costs to operating revenues increased to 57% in 1997 up from 49% in 1996. The major increases consisted of $137,000 in labor, $51,000 in supplies, $48,000 in utilities, $44,000 in snowmobile parts, $40,000 in repairs and maintenance, $22,000 in transportation rentals, $21,000 in advertising and $20,000 in property taxes. In general the operating expenses increased due to the addition of 42 new cabin units during 1997, expanded winter services provided to guests and the impact of the unusually severe winter weather conditions in 1997. The labor increase was the result of a 9% increase in the federal minimum wage, in conjunction with increasing the number of staff in accounting, marketing, housekeeping, motel front desk, reservations and food services. The bulk of the increase in supplies came from the purchase of initial start-up supplies for the 42 new cabin units completed in 1997. The number of cabins opened during the winter season went from 50 in 1996 to 92 in 1997. The increase in utilities was generated by the 84% increase in cabin units open during the winter season. In addition, the riverside motel units, which were closed during the winter of 1996, were opened for the 1997 winter season and used as extra employee housing.

         General and administrative expenses decreased by $230,000 or 47% in 1998 as compared to 1997. The decrease consisted primarily of reductions in telephone expense of $10,000 and management fees of $253,000 which was a result of a change in management philosophy and structure. These reductions were offset by increases in professional fees of $33,000.

         General and administrative expenses decreased by $66,000 or 12% in 1997 as compared to 1996. The decrease consisted primarily of reductions in management fees of $24,000, professional fees of $24,000 and travel of $23,000.

         During 1998 the Company had a loss on asset disposals of $94,000 partly resulting from the sale to a related party of the snowmobiles used in the winter operation. Previously the Company had rented snowmobiles from a related party and had included the rental cost in operating expenses.

Inflation
---------

         The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

         During fiscal 1998 the Company incurred costs of approximately $216,000 related to the completion of certain construction projects. As a result, working capital decreased to a negative $945,000 at March 31, 1998 from a negative $677,000 at March 31, 1997. The Company may incur additional costs of between $1,200,000 and $2,100,000 prior to December 31, 1999 to relocate employee housing units as required under the NPS Contract.

         The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $432,000, $430,000, and $139,000 for the fiscal years ended 1998, 1997 and 1996, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

Item 7.      Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. (the "Company") as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

June 8, 1998

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------

                                                                                             1998           1997
                                                                                             ----           ----
ASSETS (Note 5)
CURRENT ASSETS:
    Cash & cash equivalents                                                              $   212,593    $    48,258
    Accounts receivable                                                                       23,300         31,828

    Accounts receivable - from related party (Note 4)                                         82,800          9,800
    Income tax refund receivable                                                              23,471          6,726
    Merchandise inventories                                                                   50,394        118,418
    Prepaid expenses and other                                                                10,491         17,045
    Deferred income taxes (Note 2)                                                            19,603         79,140
                                                                                         -----------    -----------
        Total current assets                                                                 422,652        371,753
                                                                                         -----------    -----------

PROPERTY AND EQUIPMENT (Note 3):
    Buildings and improvements                                                             5,017,059      4,616,051
    Equipment                                                                              1,421,234      2,728,178
    Leasehold improvements                                                                   325,600        310,000
    Construction in progress                                                                  48,145        213,899
                                                                                         -----------    -----------
        Total property and equipment                                                       6,812,038      7,868,128
    Less accumulated depreciation and amortization                                         1,845,325      2,879,362
                                                                                         -----------    -----------
        Property and equipment - net                                                       4,966,713      4,988,766
                                                                                         -----------    -----------
DEPOSITS                                                                                       3,402          2,478
                                                                                         -----------    -----------
TOTAL                                                                                    $ 5,392,767    $ 5,362,997
                                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable
      Trade                                                                              $    70,570    $   128,027
       Related party (Note 4)                                                                 17,929
      Construction                                                                            29,226
      Note payable under line of credit (Note 5)                                           1,105,000
    Accrued liabilities                                                                       61,323         79,347
    Accrued liabilities - to related party (Note 4)                                          163,209
    Advance deposits                                                                         113,093        159,791
    Current portion of long-term debt (Note 5)                                               489,500
                                                                                         -----------    -----------
        Total current liabilities                                                          1,367,915      1,049,100
DEFERRED INCOME TAXES (Note 2)                                                               196,589        196,589
LONG-TERM DEBT (Note 5)                                                                      445,500
                                                                                         -----------    -----------
        Total liabilities                                                                  1,564,504      1,691,189
                                                                                         -----------    -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: issued none
    Common stock, $.01 par value - authorized 2,000,000 shares: issued, 718,373 shares         7,184          7,184
    Additional paid-in capital                                                               656,426        656,426
    Retained earnings                                                                      3,242,565      3,086,110
    Common stock in treasury - at cost, 23,796 shares                                        (77,912)       (77,912)
                                                                                         -----------    -----------
        Total shareholders' equity                                                         3,828,263      3,671,808
                                                                                         -----------    -----------
TOTAL                                                                                    $ 5,392,767    $ 5,362,997
                                                                                         ===========    ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

-----------------------------------------------------------------------------------------------

                                                           1998          1997           1996
REVENUES:
 Sales of merchandise                                  $ 1,821,890   $ 1,874,158    $ 1,710,931
 Room, cabin and trailer space rentals                   1,810,328     1,515,218      1,522,645
 Snowmobile rentals                                        670,537       505,973        553,555

 Interest                                                    3,511         4,043         19,008
 Other rentals and income                                  324,520       194,167        169,954
                                                       -----------   -----------    -----------
    Total revenues                                       4,630,786     4,093,559      3,976,093
                                                       -----------   -----------    -----------

COSTS AND EXPENSES:
 Cost of merchandise                                     1,080,088     1,147,788        960,687
 Operating (Note 3)                                      2,615,190     2,179,595      1,787,110
 Operating - related party (Note 4)                        169,100       169,100
 General and administrative                                100,816        78,200        120,575
 General and administrative - related party (Note 4)       159,464       412,286        436,384
 Loss on asset disposals (Note 4)                           94,387
 Depreciation and amortization                             364,848       291,329        232,050
                                                       -----------   -----------    -----------
    Total costs and expenses                             4,414,793     4,278,298      3,705,906
                                                       -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                          215,993      (184,739)       270,187

PROVISION (BENEFIT) FOR INCOME TAXES                        59,538       (71,975)        71,000
   (Note 2)

NET INCOME (LOSS)                                      $   156,455   ($  112,764)   $   199,187
                                                       ===========   ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE-
   BASIC  (Note 1)                                     $      0.23   ($     0.16)   $      0.29
                                                       ===========   ===========    ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------

                                         Common Stock             Additional
                                 ---------------------------       Paid-in         Retained         Treasury
                                   Shares           Amount         Capital         Earnings          Stock

BALANCE, APRIL 1, 1995              718,373       $    7,184      $  656,426      $2,999,687      ($  59,228)
  Purchases of common stock                                                                          (18,284)
  Net income                                                                         199,187
                                 ----------       ----------      ----------      ----------      ----------
BALANCE, MARCH 31, 1996             718,373            7,184         656,426       3,198,874         (77,512)
  Purchases of common stock                                                                             (400)
  Net loss                                                                          (112,764)
                                 ----------       ----------      ----------      ----------      ----------
BALANCE, MARCH 31, 1997             718,373            7,184         656,426       3,086,110         (77,912)
  Purchases of common stock
  Net income                                                                         156,455
                                 ----------       ----------      ----------      ----------      ----------
BALANCE, MARCH 31, 1998             718,373       $    7,184      $  656,426      $3,242,565      ($  77,912)
                                 ==========       ==========      ==========      ==========      ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997, AND 1996

-----------------------------------------------------------------------------------------------------------

                                                                     1998           1997           1996
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   156,455    ($  112,764)   $   199,187
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                  364,848        291,329        232,050
      Deferred income taxes                                                          18,737         (3,000)
      Loss (gain) on sale of assets                                   94,387           (120)
  Changes in assets and liabilities:
      Accounts receivable                                              8,528        (26,195)         2,209
      Accounts receivable - from related party                       (73,000)        (5,000)        (1,787)
      Merchandise inventories                                         68,024         48,586        (52,489)
      Income tax refund receivable                                    43,793         14,028        (66,145)
      Deferred tax asset                                              59,538        (79,140)
      Prepaid expenses and other                                       6,554         (6,024)        (4,683)
      Deposits                                                          (925)
      Accounts payable - trade                                       (57,457)        68,284       (181,375)
      Accounts payable - related party                                17,929
      Accounts payable - construction                                (29,226)
      Accrued liabilities                                            (18,024)       198,206        (18,655)
      Accrued liabilities - to related party                        (163,209)
      Advance deposits                                               (46,698)        19,856         33,415
                                                                 -----------    -----------    -----------
          Net cash provided by operating activities                  431,517        429,783        138,727
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                           (652,117)    (1,340,235)      (885,049)
      Sale of marketable investment securities                                                     300,000
      Cash and accounts payable segregated for construction of                      (30,293)       (59,028)
        replacement property
      Proceeds from sale of property and equipment                   214,935          4,758
                                                                 -----------    -----------    -----------
        Net cash used in investing activities                       (437,182)    (1,365,770)      (644,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock purchased for treasury                                              (400)       (18,284)
      Proceeds from long-term debt                                    60,000        935,000
      Proceeds from line of credit                                 1,105,000
      Payments on long-term debt                                    (995,000)
                                                                 -----------    -----------    -----------
        Net cash provided by (used in) financing activities          170,000        934,600        (18,284)

                                                                     (Continued)

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997, AND 1996

-----------------------------------------------------------------------------------------------------------

                                                                      1998          1997           1996

NET INCREASE (DECREASE) IN CASH AND                                   164,335        (1,387)      (523,634)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           48,258        49,645        573,279
                                                                  -----------   -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   212,593   $    48,258    $    49,645
                                                                  ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                            $    96,284   $    14,594
                                                                  ===========    ===========

                                                                     (Concluded)

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         International Leisure Hosts, Ltd. (the "Company") operates in one business segment, the ownership and operation of Flagg Ranch, a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

         As of March 31, 1997 and 1996, the financial statements include the accounts of International Leisure Hosts, Ltd. and Lewis & Clark Lodge, its wholly-owned subsidiary. All intercompany transactions and accounts were eliminated in consolidation.

         During 1998, a majority of outstanding shares of the Company was purchased by an unrelated third party. Subsequent to the purchase, Lewis & Clark Lodge was dissolved and its assets and liabilities were transferred to the Company at their historical cost basis.

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

         e. Net income (loss) per common share - In 1998, the company adopted and retroactively applied SFAS No. 128, Earnings per Share, which had no effect on the computation or presentation of earnings per share data. Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577, 694,610 and 697,510 shares for 1998, 1997 and 1996, respectively.

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

         h. New Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997 and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS No. 130 will have a material impact on its financial statement presentation or related disclosures.

                  In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one business segment and does not believe that the adoption of SFAS No. 131 will have a material impact on its financial statements or related disclosures.

         i. Reclassifications - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

2.       INCOME TAXES

         The provision (benefit) for federal income taxes for the years ended March 31 consists of the following:


                                       1998              1997              1996

         Current                   $ 59,538          ($53,238)         $ 74,000
         Deferred                                     (18,737)           (3,000)
                                   --------          --------          --------

         Total                     $ 59,538          ($71,975)         $ 71,000
                                   ========          ========          ========

         A reconciliation of the provision (benefit) for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:


                                                     1998       1997       1996

         Income taxes at federal rates           $ 73,500   ($63,000)  $ 92,000
         Tax-exempt income                                               (1,000)
         Other - net                              (13,962)    (8,975)   (20,000)
                                                 --------   --------   --------

         Provision (benefit) for income taxes    $ 59,538   ($71,975)  $ 71,000
                                                 ========   ========   ========

         Deferred income taxes result from temporary differences on the recognition of certain revenue and expense items for tax and financial statement purposes, principally the gain on settlement of involuntary conversion in 1982, which resulted from fire damage, which resulted in a deferred tax liability of $194,990. The recognized deferred tax asset is based upon expected utilization of net operating loss carryforwards, which expire in varying amounts beginning 1998 through 2012 for federal income tax purposes. The Company paid income taxes of approximately $18,250, $50,000 and $140,000 during the years ended March 31, 1998,
         1997 and 1996, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which is scheduled to begin in summer 1998 with expected completion in summer 1999. The cost to do this is estimated to be between $1,200,000 and $2,100,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $2,200,000 and $3,300,000. The Company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

         The fee expense, which has been recorded as operating expense, to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 1998, 1997 and 1996, this fee amounted to $88,374, $76,041 and $73,543, respectively.

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

         On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs have asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that requires the NPS to prepare an environmental impact statement ("EIS") over the next three years, during which time period the parks will continue activities under the existing winter visitor-use plan. If the NPS is required to suspend or terminate winter activities in
         Yellowstone National Park, Flagg Ranch would have to suspend or discontinue its winter operations.

4.       TRANSACTIONS WITH RELATED PARTIES

         General and administrative - related party expenses for the years ended March 31, 1998, 1997 and 1996 represent management fees and administrative expenses paid to related parties and totaled approximately $160,000, $412,000 and $436,000, respectively. All related parties referred to in these financial statements were owned by family members of Elizabeth A. Nicoli who were the majority owners of the Company for the years ended March 31, 1997 and 1996.

         Related parties during the year ended March 31, 1998 are owned by the Company's majority owner, Robert Walker, or family members.

         Operating - related party expenses represent leased snowmobiles under short-term leases from a related party. As of March 31, 1997 and 1996, snowmobile lease expense totaled $169,100.

         During October 1997, the Company incurred borrowings under a line of credit from a related party. For the year ended March 31, 1998, outstanding borrowings totaled $1,105,000 (Note 5).

         In March 1998, the Company sold 96 snowmobiles for total proceeds of $144,000 and a loss of $94,387. A related party of the Company purchased 46 snowmobiles for a total of $82,800, of which all was recorded as a receivable at March 31, 1998.

         At March 31, 1998, the Company recorded a payable of $17,929 to a related party for certain operating expenses paid by the related party on behalf of the Company. At March 31, 1997, the Company recorded a liability of $163,209 to a related party related to leases of snowmobiles.

5.       NOTE PAYABLE UNDER LINE OF CREDIT

         During October 1997, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1998, which provides for secured borrowings of up to $1,200,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,105,000 on this line of credit as of March 31, 1998. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of March 31, 1998, the Company was not in compliance with the minimum cash flow requirement. On June 8, 1998, the Company received a waiver of noncompliance for the year ended March 31, 1998. The Company used, in part, the proceeds from the drawdown on the Agreement to refinance the bank debt which totaled $935,000 at March 31, 1997.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

                  None

                                    PART III
                                    --------

Item 9.           Directors and Executive Officers of the Registrant

         NAME                   AGE    POSITIONS WITH COMPANY    TERM AS
                                                                 DIRECTOR

         Elizabeth A. Nicoli    68     Chairman/Director         10/75 - Present
         Robert L. Walker       64     President/Director        12/97 - Present
         A. Clarene Law         64     Director                  6/92 - Present
         F. Ray Evarts          72     Director/Secretary        9/22 - Present
         Michael P. Perikly     46     Director/Treasurer/CFO    12/97 - Present

         Mrs. Elizabeth A. Nicoli was elected to the Board of Directors in October, 1975, and has been associated with the Company in various capacities. Upon the death of Mr. Nicoli, the former Chairman, Treasurer, President and CEO of the Company, on October 22, 1996, she was elected as President and Chairman, served as President until September 29, 1997 and continues to serve as Chairman.

         Robert L. Walker was elected as President on September 30, 1997 and was elected to the Board of Directors in December, 1997. Mr. Walker has been an executive with numerous companies over the last 35 years. From 1976 to the present, he has been President of PNI, Inc., a privately owned investment company. From 1989 to 1994 he was President and Chairman of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducting pari-mutuel wagering.

         A. Clarene Law was elected to the Board of Directors on September 11, 1992. She is the owner and Chief Executive Officer of Elk Country Motels which operates four motel properties aggregating 270 rooms in Jackson, Wyoming. Mrs. Law has over 34 years experience in the hospitality industry.

         F. Ray Evarts was elected to the Board of Directors on September 11, 1992. He was elected Assistant Secretary of the Company on June 6, 1994 and Secretary on August 5, 1997. He is currently self-employed as a real estate consultant in Arizona and California, for planning, developing and leasing of commercial and multi-family properties as well as consulting in all phases of the restaurant business. From 1982 to 1992 he was Project Manager for Warren Properties, Inc., a California based, privately held hotel and apartment developer and owner with properties in 18 states.

         Michael P. Perikly, CPA, was elected as Treasurer and Chief Financial Officer of the Company on September 30, 1997 and was elected to the Board of Directors in December, 1997. From 1990 to the present he has been Chief Financial Officer of PNI, Inc., a privately owned investment company. From 1989 to 1994 Mr. Perikly was the Chief Financial Officer, Secretary and Treasurer of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducting pari-mutuel wagering.

Item 10.          Executive Compensation

SUMMARY COMPENSATION TABLE

          (A)                       (B)              (C)
Name and principal
Position                            Year             Salary
------------------                  ----             ------

Robert L. Walker                    1998                -
President*

Elizabeth A. Nicoli                 1998                -
President and Chairman**            1997                -
                                    1996                -

John L. Bradley                     1997             $ 75,464
President***                        1996             $156,380

All executive officers
as a group (three)                  1998             $ 28,000
           (three)                  1997             $188,904
                                    1996             $194,630

All executive officers as a group received cash compensation for services rendered to the Company over the three years, a portion of which was paid pursuant to the management contracts described under the heading "Item 12 Certain Relationships and Related Transactions."

There are no compensation arrangements for directors.

*        Robert L. Walker became President of the Company on September 30, 1997.

** Elizabeth A. Nicoli became Chairman of the Company on October 23, 1996 and served as President from October 23, 1996 until her resignation on September 29, 1997.

***      John  Bradley  served  as  President   until  the  termination  of  his
         employment with the Company on July 31, 1996, at which time Anthony J. Nicoli became President.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table indicates as of June 11, 1998, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.


         Name and Address                           Common Stock       Percent
                                                                          Held

         Robert L. Walker                                351,669        50.63%
         Director
         3207 S. Hardy Drive
         Tempe, Arizona 85282

         A. Clarene Law                                    3,000             *
         Director
         1702 E. Highland Ave., #312
         Phoenix, Arizona 85016

         Michael P. Perikly                                2,500             *
         Director
         3207 S. Hardy Drive
         Tempe, Arizona 85282

         F. Ray Evarts                                       100             *
         Director
         1702 E. Highland Ave., #312
         Phoenix, Arizona 85016

         William S. Levine                               124,233 (A)     17.9%
         Levine Investments Limited Partnership
         2525 E. Camelback Rd., Suite #275
         Phoenix, Arizona 85016

         Krist A. Jake                                    73,800 (B)     10.6%
         P.O. Box 640219
         San Francisco, California 94164

         Bar-B-Bar Corporation                            37,307 (C)      5.4%
         Max C. Chapman, Jr.
         P.O. Box 194
         Scarborough, New York 10510

         All Executive Officers and                      357,269         51.44%
         Directors as a group (5 persons)

         *Less than 1%

(A) Based on Schedule 13G filed with the Securities and Exchange Commission on March 12, 1998 by William S. Levine and Levine Investments Limited Partnership.
(B) Based on Schedule 13D filed with the Securities and Exchange Commission on June 7, 1997 by Krist A. Jake.
(C) Based on Schedule 13D filed with the Securities and Exchange Commission on December 6, 1991 by Bar-B-Bar Corporation and Max C. Chapman, Jr.

Item 12.          Certain Relationships and Related Transactions

General and administrative - related party expenses for the years ended March 31, 1998, 1997 and 1996 represent management fees and administrative expenses paid to related parties and totaled approximately $160,000, $412,000 and $436,000, respectively. All related parties referred to in these financial statements were owned by family members of Elizabeth A. Nicoli who were the majority owners of the Company for the years ended March 31, 1997 and 1996. Related parties during the year ended March 31, 1998 are owned by the Company's majority owner, Robert Walker, or family members.

Operating - related party expenses represent leased snowmobiles under short-term leases from a related party. For each of the years ended March 31, 1997 and 1996, snowmobile lease expense totaled $169,100.

During October 1997, the Company incurred borrowings under a line of credit from PNI, Inc., a related party whose president is Robert Walker. For the year ended March 31, 1998, outstanding borrowings totaled $1,105,000 (Note 5).

In March 1998, the Company sold 96 snowmobiles for total proceeds of $144,000 and a loss of $94,387. A related party of the Company purchased 46 snowmobiles for a total of $82,800, of which all was recorded as a receivable at March 31, 1998.

At March 31, 1998, the Company recorded a payable of $17,929 to a related party for certain operating expenses paid by the related party on behalf of the Company. At March 31, 1997, the Company recorded a liability of $163,209 to a related party related to leases of snowmobiles.

                                     PART IV
                                     -------

Item 13.          Exhibits, Financial Statements, Schedules and Reports on
                  Form 8-K

(a)      1.       Financial Statements                                      Page

The following consolidated financial statements of International Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

                  Independent Auditors' Report                               13

                  Consolidated Balance Sheets - March 31, 1998
                  and 1997                                                   14

                  Consolidated Statements of Income - years ended
                  March 31, 1998, 1997 and 1996                              15

                  Consolidated Statements of  Shareholders' Equity -
                  years ended March 31, 1998, 1997 and 1996                  16

                  Consolidated Statements of Cash Flows-
                  years ended March 31, 1998, 1997 and 1996                  17

                  Notes to consolidated financial statements                 19

         3. The following exhibits are incorporated by reference as indicated:
         3.1      By-Laws-Adopted June 22, 1992
                  Filed with  Form 10-K dated March 31, 1992
         3.2 Articles of Incorporation-filed with Form 10-K dated March 31, 1986, pages 32-41
         10.1     United States Department of the Interior National Park Service
                  Contract-filed with Form 10-Q dated December 31, 1989
         10.2     Pacific  West  Construction  Contract  for new lodge  building filed with Form 10-KSB dated March 31, 1994
         10.3 Pacific West Construction Contract for 50 new lodging units filed with Form 10-QSB dated June 30, 1994
         10.4 Pacific West Construction contract for 42 new lodging units filed with Form 10-QSB dated September 30, 1995
         22. Subsidiaries of Registrant: incorporated by reference from the Registrant's report on Form 10-KSB dated March 31, 1994
         (b)      None.

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

                          International Leisure Hosts, Ltd.
                          ---------------------------------

                          /s/ Robert L. Walker
                          ---------------------------------
                          Robert L. Walker,  President
                          Date:  6/30/98


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Robert L. Walker                  /s/ Michael P. Perikly
-----------------------------         ---------------------------------
Robert L. Walker                      Michael P. Perikly
President                             Chief Financial Officer/Treasurer
Date:  6/30/98                        Date:   6/30/98


/s/ F. Ray Everts
-----------------------------
F. Ray Evarts, Director
Date:  6/30/98
                                       29