Form 10KSB40/A
period 1998-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1998-07-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-KSB/A
                                   -----------

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

DELOITTE & TOUCHE LLP
Phoenix, Arizona

June 8, 1998

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------

                                                                                             1998           1997
                                                                                             ----           ----
ASSETS (Note 5)
CURRENT ASSETS:
    Cash & cash equivalents                                                              $   212,593    $    48,258
    Accounts receivable                                                                       23,300         31,828
    Accounts receivable - from related party (Note 4)                                         82,800          9,800
    Income tax refund receivable                                                              23,471         67,264
    Merchandise inventories                                                                   50,394        118,418
    Prepaid expenses and other                                                                10,491         17,045
    Deferred income taxes (Note 2)                                                            19,603         79,140
                                                                                         -----------    -----------
        Total current assets                                                                 422,652        371,753
                                                                                         -----------    -----------

PROPERTY AND EQUIPMENT (Note 3):
    Buildings and improvements                                                             5,017,059      4,616,051
    Equipment                                                                              1,421,234      2,728,178
    Leasehold improvements                                                                   325,600        310,000
    Construction in progress                                                                  48,145        213,899
                                                                                         -----------    -----------
        Total property and equipment                                                       6,812,038      7,868,128
    Less accumulated depreciation and amortization                                         1,845,325      2,879,362
                                                                                         -----------    -----------
        Property and equipment - net                                                       4,966,713      4,988,766
                                                                                         -----------    -----------
DEPOSITS                                                                                       3,402          2,478
                                                                                         -----------    -----------
TOTAL                                                                                    $ 5,392,767    $ 5,362,997
                                                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable
      Trade                                                                              $    70,570    $   128,027
      Related party (Note 4)                                                                  17,929
      Construction                                                                                           29,226
      Note payable under line of credit (Note 5)                                           1,105,000
    Accrued liabilities                                                                       61,323         79,347
    Accrued liabilities - to related party (Note 4)                                                         163,209
    Advance deposits                                                                         113,093        159,791
    Current portion of long-term debt (Note 5)                                                              489,500
                                                                                         -----------    -----------
        Total current liabilities                                                          1,367,915      1,049,100
DEFERRED INCOME TAXES (Note 2)                                                               196,589        196,589
LONG-TERM DEBT (Note 5)                                                                                     445,500
                                                                                         -----------    -----------
        Total liabilities                                                                  1,564,504      1,691,189
                                                                                         -----------    -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: issued none
    Common stock, $.01 par value - authorized 2,000,000 shares: issued, 718,373 shares         7,184          7,184
    Additional paid-in capital                                                               656,426        656,426
    Retained earnings                                                                      3,242,565      3,086,110
    Common stock in treasury - at cost, 23,796 shares                                        (77,912)       (77,912)
                                                                                         -----------    -----------
        Total shareholders' equity                                                         3,828,263      3,671,808
                                                                                         -----------    -----------
TOTAL                                                                                    $ 5,392,767    $ 5,362,997
                                                                                         ===========    ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998, 1997 AND 1996

-----------------------------------------------------------------------------------------------

                                                           1998          1997           1996
REVENUES:
 Sales of merchandise                                  $ 1,821,890   $ 1,874,158    $ 1,710,931
 Room, cabin and trailer space rentals                   1,810,328     1,515,218      1,522,645
 Snowmobile rentals                                        670,537       505,973        553,555
 Interest                                                    3,511         4,043         19,008
 Other rentals and income                                  324,520       194,167        169,954
                                                       -----------   -----------    -----------
    Total revenues                                       4,630,786     4,093,559      3,976,093
                                                       -----------   -----------    -----------

COSTS AND EXPENSES:
 Cost of merchandise                                     1,080,088     1,147,788        960,687
 Operating (Note 3)                                      2,615,190     2,179,595      1,787,110
 Operating - related party (Note 4)                                      169,100        169,100
 General and administrative                                100,816        78,200        120,575
 General and administrative - related party (Note 4)       159,464       412,286        436,384
 Loss on asset disposals (Note 4)                           94,387
 Depreciation and amortization                             364,848       291,329        232,050
                                                       -----------   -----------    -----------
    Total costs and expenses                             4,414,793     4,278,298      3,705,906
                                                       -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                          215,993      (184,739)       270,187

PROVISION (BENEFIT) FOR INCOME TAXES                        59,538       (71,975)        71,000
   (Note 2)                                            -----------   -----------    -----------

NET INCOME (LOSS)                                      $   156,455   ($  112,764)   $   199,187
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
                                 ==========       ==========      ==========      ==========      ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998, 1997, AND 1996

-----------------------------------------------------------------------------------------------------------

                                                                     1998           1997           1996
                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   156,455    ($  112,764)   $   199,187
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                  364,848        291,329        232,050
      Deferred income taxes                                                          18,737         (3,000)
      Loss (gain) on sale of assets                                   94,387           (120)
  Changes in assets and liabilities:
      Accounts receivable                                              8,528        (26,195)         2,209
      Accounts receivable - from related party                       (73,000)        (5,000)        (1,787)
      Merchandise inventories                                         68,024         48,586        (52,489)
      Income tax refund receivable                                    43,793         14,028        (66,145)
      Deferred tax asset                                              59,538        (79,140)
      Prepaid expenses and other                                       6,554         (6,024)        (4,683)
      Deposits                                                          (925)
      Accounts payable - trade                                       (57,457)        68,284       (181,375)
      Accounts payable - related party                                17,929
      Accounts payable - construction                                (29,226)
      Accrued liabilities                                            (18,024)       198,206        (18,655)
      Accrued liabilities - to related party                        (163,209)
      Advance deposits                                               (46,698)        19,856         33,415
                                                                 -----------    -----------    -----------
          Net cash provided by operating activities                  431,517        429,783        138,727
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                           (652,117)    (1,340,235)      (885,049)
      Sale of marketable investment securities                                                     300,000
      Cash and accounts payable segregated for construction of                      (30,293)       (59,028)
        replacement property
      Proceeds from sale of property and equipment                   214,935          4,758
                                                                 -----------    -----------    -----------
        Net cash used in investing activities                       (437,182)    (1,365,770)      (644,077)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock purchased for treasury                                              (400)       (18,284)
      Proceeds from long-term debt                                    60,000        935,000
      Proceeds from line of credit                                 1,105,000
      Payments on long-term debt                                    (995,000)
                                                                 -----------    -----------    -----------
        Net cash provided by (used in) financing activities          170,000        934,600        (18,284)
                                                                 -----------    -----------    -----------

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