Form 10QSB
period 1998-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1998-08-07
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998
                                                ---------------

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of June 30, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                         June          March
                                                                       30, 1998       31, 1998
                                                                       --------       --------
ASSETS
CURRENT ASSETS:
    Cash & cash equivalents                                          $   438,281    $   212,593
    Accounts receivable                                                    9,550         23,300
    Accounts receivable from related party                                               82,800
    Income tax refund receivable                                          61,471         23,471
    Merchandise inventories                                              157,171         50,394
    Prepaid expenses and other                                            27,010         10,491
    Deferred income taxes                                                 19,603         19,603
                                                                     -----------    -----------
        Total current assets                                             713,086        422,652
                                                                     -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements                                         5,017,059      5,017,059
    Equipment                                                          1,496,253      1,421,234
    Leasehold improvements                                               325,600        325,600
    Construction in progress                                             148,091         48,145
                                                                     -----------    -----------
        Total property and equipment                                   6,987,003      6,812,038
    Less accumulated depreciation and amortization                     1,915,026      1,845,325
                                                                     -----------    -----------
        Property and equipment - net                                   5,071,977      4,966,713
                                                                     -----------    -----------
DEPOSITS                                                                   4,402          3,402
                                                                     -----------    -----------
TOTAL                                                                $ 5,789,465    $ 5,392,767
                                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable:
       Trade                                                         $   280,009    $    70,570
       Related party                                                      34,208         17,929
       Note payable under line of credit from related party            1,105,000      1,105,000
    Accrued liabilities                                                  115,672         61,323
    Advance deposits                                                     312,113        113,093
                                                                     -----------    -----------
        Total current liabilities                                      1,847,002      1,367,915
DEFERRED INCOME TAXES                                                    196,589        196,589
                                                                     -----------    -----------
        Total liabilities                                              2,043,591      1,564,504
                                                                     -----------    -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares:
      issued none
    Common stock, $.01 par value - authorized 2,000,000 shares:
      issued, 718,373 shares                                               7,184          7,184
    Additional paid-in capital                                           656,426        656,426
    Retained earnings                                                  3,160,176      3,242,565
    Common stock in treasury - at cost, 23,796 shares                    (77,912)       (77,912)
                                                                     -----------    -----------
        Total shareholders' equity                                     3,745,874      3,828,263
                                                                     -----------    -----------
TOTAL                                                                $ 5,789,465    $ 5,392,767
                                                                     ===========    ===========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                   For the three months ended
                                                            June 30
                                                   --------------------------
                                                        1998        1997
                                                        ----        ----
REVENUES:
 Sales of merchandise                                $ 329,674    $ 344,757
 Room, cabin and trailer space rentals                 321,550      347,258
 Other income                                           33,981       66,564
                                                     ---------    ---------
    Total revenues                                     685,205      758,579
                                                     ---------    ---------

COSTS AND EXPENSES:
 Operating                                             463,097      612,739
 Cost of merchandise                                   185,332      221,936
 General and administrative                             52,104       36,989
 Depreciation and amortization                          82,283       84,741
 Interest expense                                       22,778       22,086
                                                     ---------    ---------
    Total costs and expenses                           805,594      978,491
                                                     ---------    ---------

Income (loss) before income tax                       (120,389)    (219,912)

Provision (benefit) for income taxes                   (38,000)     (81,000)
                                                     ---------    ---------

NET INCOME (LOSS)                                    ($ 82,389)   ($138,912)
                                                     =========    =========
NET INCOME (LOSS)
     PER COMMON SHARE                                $   (0.12)   $   (0.20)
                                                     =========    =========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998



                                        Common Stock            Additional
                                -----------------------------    Paid-in      Retained      Treasury
                                    Shares          Amount       Capital      Earnings        Stock
BALANCE, MARCH 31, 1998            718,373          $7,184      $656,426     $3,242,565     ($77,912)

Net income (loss)                                                               (82,389)
                                ----------------------------------------------------------------------
BALANCE, JUNE 30, 1998             718,373          $7,184      $656,426     $3,160,176     ($77,912)
                                   =======          ======      ========     ==========     =========


See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Three months ended June 30,
                                                                ---------------------------
                                                                   1998           1997
                                                                   ----           ----
OPERATING ACTIVITIES:
  Net income                                                    ($ 82,389)     ($138,912)
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                82,283         84,741
      Gain on disposal of property and equipment                   (7,210)        (8,059)
  Changes in assets and liabilities:
      Accounts receivable                                          13,750         15,242
      Accounts receivable related party                            82,800          9,800
      Merchandise inventories                                    (106,777)       (76,302)
      Income tax receivable                                       (38,000)       (81,000)
      Prepaid expenses and other                                  (17,519)       (16,209)
      Accounts payable trade                                      209,439        187,506
      Accounts payable related party                               16,279
      Accrued liabilities                                          54,351         34,727
      Advance deposits                                            199,021        208,510
                                                                ---------      ---------
          Net cash provided by operating activities               406,028        220,044
                                                                ---------      ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment                        (187,550)      (131,109)
      Proceeds from disposal of property and equipment              7,210         28,536
      Cash and accounts payable segregated for construction
       of replacement property                                                    53,188
                                                                ---------      ---------
        Net cash used in investing activities                    (180,340)       (49,385)
                                                                ---------      ---------

FINANCING ACTIVITIES:
      Proceeds from Bank Line of Credit                                           60,000
                                                                ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         225,688        230,659

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      212,593         48,258
                                                                ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 438,281      $ 278,917
                                                                =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                            $  24,794      $  22,086
                                                                =========      =========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Period Ending June 30, 1998 and 1997

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

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

e. Net income (loss) per common share - In 1998, the company adopted and retroactively applied SFAS No. 128, Earnings per Share, which had no effect on the computation or presentation of earnings per share data. Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577 for the three months ended June 30, 1998 and 1997.

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

The fee expense, which has been recorded as operating expense, to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the three months ended June 30, 1998 and 1997, this fee amounted to $13,000 and $14,130, respectively.

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

3.       TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

General and administrative expenses for the three months ended June 30, 1998 and 1997 include management fees and administrative expenses paid to related parties of approximately $32,000 and $20,000, respectively. All related parties referred to in these financial statements were family members of Elizabeth A. Nicoli who were the majority owners of the Company for the three months ended June 30, 1997. Related parties during the three months ended June 30, 1998 are the Company's majority owner, Robert Walker or his affiliated companies.

During October 1997, the Company incurred borrowings under a line of credit from a related party (see note 4 below). Interest paid pursuant to these borrowings for the three months ended June 30, 1998 totaled $24,794.

4.       NOTE PAYABLE UNDER LINE OF CREDIT

During October 1997, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1998, which provides for secured borrowings of up to $1,200,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,105,000 on this line of credit as of June 30, 1998.

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

The Company's net loss for the first quarter ended June 30, 1998 was $82,000 ($.12 per share). This compares to a net loss of $139,000 ($.20 per share) for the quarter ended June 30, 1997. The $57,000 decrease in loss was due primarily to reductions in operating costs. Changes to the Company's revenues and expenses for the quarters ended June 30, 1998 and June 30, 1997 are summarized below. All references to years represent quarters ending June 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March. Therefore, the first quarter ending June 30, 1998 consists of only forty-five days of operations.

Revenues
--------

Total revenues for 1998 decreased by $73,000 or 10% from 1997. Of this decrease, $38,000 was from motel and cabin rentals, $13,000 from food services, $21,000 from float trip revenue, $12,000 from horse rental revenue, $12,000 in gasoline sales, and $2,000 in grocery store sales. Increases of $13,000 in RV park rentals, $10,000 in Gift shop sales, and $2,000 in miscellaneous income offset the above decreases. The primary reason for the decrease in motel and cabin rentals is due to the conversion of the riverside motel from available rental units to employee dormitories. This represents an approximate 37% decrease in available rental units from last year. This decrease also caused the decreases in revenues from float trips, horse rentals, gasoline sales and grocery store sales. The primary reason for the increase in RV park rentals was a increase in the number of recreational vehicle sites available for rent to the public. On a temporary basis, approximately twenty-five recreational vehicle sites were being utilized by construction workers and employees during the construction of new facilities at Flagg Ranch during 1997.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 56% in 1998 as well as 1997. Operating expenses decreased by $150,000 or 24% in 1998 as compared to 1997. The ratio of operating expenses to total revenue decreased to 68% in 1998 from 80% in 1997. The primary decrease in operating expenses was a $124,000 decrease in labor costs. This was primarily attributable to cutbacks made in the labor force at the beginning of the year. In addition, the labor costs decreased due to the reduced number of lodging units. Other decreases in operating expenses included $39,000 related to river float trips and horseback riding operations and $8,000 in office supplies. Increases in a number of other expenses totaling about $21,000 offset these decreases.

Inflation
---------

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

During the last fiscal year the company began a project to relocate the riverside motel and other buildings located along the Snake river to higher ground for use as employee dormitories as well as the construction of new employee RV spaces and other ancillary buildings. During the quarter ended June 30, 1998, the Company incurred costs of approximately $100,000 related to the above construction projects. In addition the Company has purchased new vehicles and other construction equipment at a cost of $87,000. As a result, the working capital decreased to a negative $1,134,000 at June 30, 1998 from a negative $945,000 at March 31, 1998.

The Company may incur additional costs of between $1,200,000 and $2,100,000 prior to December 31, 1999 to relocate employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $432,000, $430,000, and $139,000 for the fiscal years ended 1998, 1997 and 1996, respectively. Cash generated from operations for the quarter ended June 30, 1998 and 1997 was $406,000 and $220,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

                           PART II - OTHER INFORMATION


ITEM I.           Legal Proceedings
-------           -----------------

                  None.

ITEM 2.           Changes in Securities
-------           ---------------------

                  None.

ITEM 3.           Defaults upon Senior Securities
-------           -------------------------------

                  None.

ITEM 4.           Submission of Matters to a Vote of Securities Holders
-------           -----------------------------------------------------
                  None.

ITEM 5.           Other Materially Important Events
-------           ---------------------------------
                  None.

ITEM 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

                  (a)      1.       Financial Statements                               Page

The following consolidated financial statements of International Leisure Hosts, Ltd. are included in
Part I, Item 1:

                  Consolidated Balance Sheets - June 30, 1998
                  and March 31, 1998                                                     2

                  Consolidated Statements of Income - 3 months ended
                  June 30, 1998, 1997                                                    3

                  Consolidated Statements of  Shareholders' Equity -
                  3 months ended June 30, 1998                                           4

                  Consolidated Statements of Cash Flows-
                  3 months ended June 30, 1998, 1997                                     5

                  Notes to consolidated financial statements                             6

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



                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)




DATE:     August 7, 1998                  BY:    ROBERT L. WALKER
         ---------------                       ---------------------------------
                                                 Robert L. Walker
                                                 President



DATE:     August 7, 1998                  BY:    MICHAEL P. PERIKLY
         ----------------                     ----------------------------------
                                                 Michael P. Perikly
                                                 Principal Financial Officer and
                                                 Chief Accounting Officer