Form 10QSB
period 1998-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1998-11-04
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended SEPTEMBER 30, 1998
                                              -------------------

                           Commission File No. 0-3858
                                              --------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           WYOMING                                         86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


3207 S. HARDY DRIVE
-------------------------------
TEMPE, AZ                                                        85282
-------------------------------                                  -----
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of September 30, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         September       March
                                                                                          30, 1998      31, 1998
                                                                                        -----------    -----------
ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                                                               $   582,707    $   212,593
  Accounts receivable                                                                         9,385         23,300
  Accounts receivable from related party                                                                    82,800
  Income tax refund receivable                                                               23,471         23,471
  Merchandise inventories                                                                    88,890         50,394
  Prepaid expenses and other                                                                 71,051         10,491
  Deferred income taxes                                                                      19,603         19,603
                                                                                        -----------    -----------
      Total current assets                                                                  795,107        422,652
                                                                                        -----------    -----------


PROPERTY AND EQUIPMENT:
  Buildings and improvements                                                              5,026,838      5,017,059
  Equipment                                                                               1,597,075      1,421,234
  Leasehold improvements                                                                    325,600        325,600
  Construction in progress                                                                  587,262         48,145
                                                                                        -----------    -----------
      Total property and equipment                                                        7,536,775      6,812,038
  Less accumulated depreciation and amortization                                          2,009,592      1,845,325
                                                                                        -----------    -----------
      Property and equipment - net                                                        5,527,183      4,966,713
                                                                                        -----------    -----------
DEPOSITS                                                                                      5,902          3,402
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,328,192    $ 5,392,767
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade                                                                               $   162,802    $    70,570
     Construction                                                                           179,465              0
     Related party                                                                           35,163         17,929
     Note payable under line of credit from related party                                 1,105,000      1,105,000
  Accrued liabilities                                                                       314,665         61,323
  Advance deposits                                                                           79,057        113,093
                                                                                        -----------    -----------
      Total current liabilities                                                           1,876,152      1,367,915
DEFERRED INCOME TAXES                                                                       196,589        196,589
                                                                                        -----------    -----------
      Total liabilities                                                                   2,072,741      1,564,504
                                                                                        -----------    -----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 100,000 shares: issued none
  Common stock, $.01 par value - authorized 2,000,000 shares: issued, 718,373 shares          7,184          7,184
  Additional paid-in capital                                                                656,426        656,426
  Retained earnings                                                                       3,669,753      3,242,565
  Common stock in treasury - at cost, 23,796 shares                                         (77,912)       (77,912)
                                                                                        -----------    -----------
      Total shareholders' equity                                                          4,255,451      3,828,263
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,328,192    $ 5,392,767
                                                                                        ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME


                                              For the six months ended     For the three months ended
                                                 September 30, 1998              September 30,
                                              --------------------------------------------------------
                                                 1998           1997           1998           1997
                                                 ----           ----           ----           ----
REVENUES:

 Sales of merchandise                         $1,383,150     $1,474,641     $1,053,476     $1,129,884

 Room, cabin and trailer space rentals         1,400,341      1,598,378      1,078,791      1,251,120

 Interest                                          1,233          3,366          1,152          3,324

 Other income                                    164,354        236,653        130,454        170,131
                                              ----------     ----------     ----------     ----------

    Total revenues                             2,949,078      3,313,038      2,263,873      2,554,459
                                              ----------     ----------     ----------     ----------



COSTS AND EXPENSES:

 Operating                                     1,132,623      1,502,790        669,525        890,051

 Cost of merchandise                             842,801        807,883        657,401        585,947

 General and administrative                      100,974         83,946         48,870         46,957

 Depreciation and amortization                   172,656        169,482         87,833         84,741

 Interest expense                                 39,836         44,690         17,058         22,604
                                              ----------     ----------     ----------     ----------

    Total costs and expenses                   2,288,890      2,608,791      1,480,687      1,630,300
                                              ----------     ----------     ----------     ----------



Income before income tax                         660,188        704,247        783,186        924,159



Provision for income taxes                       233,000        227,000        271,000        308,000
                                              ----------     ----------     ----------     ----------



NET INCOME                                    $  427,188     $  477,247     $  512,186     $  616,159
                                              ==========     ==========     ==========     ==========
NET INCOME
     PER COMMON SHARE                         $     0.62     $     0.69     $     0.74     $     0.89
                                              ==========     ==========     ==========     ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

                                            Common Stock         Additional
                                         -------------------      Paid-in       Retained      Treasury
                                          Shares      Amount      Capital       Earnings       Stock
                                          ------      ------      -------       --------       -----
BALANCE, MARCH 31, 1998                  718,373     $ 7,184     $ 656,426     $3,242,565     ($77,912)

Net income                                                                        427,188
                                        ----------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998              718,373     $ 7,184     $ 656,426     $3,669,753     ($77,912)
                                        ========     =======     =========     ==========     ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six months ended September 30,
                                                                      -----------------------------
                                                                          1998             1997
                                                                       -----------      -----------
OPERATING ACTIVITIES:
  Net income                                                           $   427,188      $   477,247
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                                        172,656          169,482
      Gain on disposal of property and equipment                           (11,904)          (8,059)
  Changes in assets and liabilities:
      Accounts receivable                                                   13,915           29,612
      Accounts receivable related party                                     82,800            9,800
      Merchandise inventories                                              (38,496)         (39,204)
      Prepaid income tax                                                                     57,957
      Prepaid expenses and other                                           (63,060)         (25,468)
      Accounts payable trade                                                92,232           81,677
      Accounts payable related party                                        17,234         (163,209)
      Accounts payable construction                                        179,465
      Accrued liabilities                                                  253,343          227,548
      Advance deposits                                                     (34,036)         (84,696)
                                                                       -----------      -----------
          Net cash provided by operating activities                      1,091,337          732,687
                                                                       -----------      -----------

INVESTING ACTIVITIES:
      Purchases of property and equipment                                 (737,433)        (545,445)
      Proceeds from disposal of property and equipment                      16,210           28,536
      Cash and accounts payable segregated for construction
       of replacement property                                                               85,468
                                                                       -----------      -----------
        Net cash used in investing activities                             (721,223)        (431,441)
                                                                       -----------      -----------

FINANCING ACTIVITIES:
      Proceeds from Bank Line of Credit                                                      60,000
                                                                       -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  370,114          361,246

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               212,593           48,258
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   582,707      $   409,504
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                                   $    49,981      $    44,690
                                                                       ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the Six Month Period Ending September 30, 1998 and 1997

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10- KSB for the year ended March 31, 1998.

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

e. NET INCOME (LOSS) PER COMMON SHARE - In 1998, the company adopted and retroactively applied SFAS

     No. 128, EARNINGS PER SHARE, which had no effect on the computation or presentation of earnings per share data. Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577 for the six months ended September 30, 1998 and 1997.

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

2.          COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998 with expected completion in summer 1999. The cost to do this is estimated to be between $1,200,000 and $2,100,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units will be between $1,000,000 and $1,200,000. This would result in a total cost of relocation and new construction combined of between $2,200,000 and $3,300,000. The Company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

The fee expense, which has been recorded as operating expense, to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the six months ended September 30, 1998 and 1997, this fee amounted to $58,000 and $63,000, respectively.

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

3.          TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

General and administrative expenses for the six months ended September 30, 1998 and 1997 include management fees and administrative expenses paid to related parties of approximately $67,000 and $45,000, respectively. All related parties referred to in these financial statements were family members of Elizabeth A. Nicoli who were the majority owners of the Company for the six months ended September 30, 1997. Related parties during the six months ended September 30, 1998 are the Company's majority owner, Robert Walker or his affiliated companies.

During October 1997, the Company incurred borrowings under a line of credit from a related party (see note 4 below). Interest paid pursuant to these borrowings for the six months ended September 30, 1998 totaled $49,981.

4.          NOTE PAYABLE UNDER LINE OF CREDIT

During October 1997, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1998, which provides for secured borrowings of up to $1,200,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,105,000 on this line of credit as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report regarding management's anticipation of the Company's facility completion schedules, quality of facilities, fulfillment of National Park Service requirements, consumer response to marketing efforts, ability to offset inflation and adequacy of financing, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, ability to complete facility construction, the market in which the Company operates, the stability of the economy and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward- looking information will prove to be accurate.

The Company's net income for the six months ended September 30, 1998 was $427,000 ($.62 per share). This compares to net income of $477,000 ($.69 per share) for the six months ended September 30, 1997. The $50,000 decrease in income was due primarily to the conversion of the riverside motel from available rental units to employee dormitories. Changes to the Company's revenues and expenses for the six months ended September 30, 1998 and September 30, 1997 are summarized below. All references to years represent the six month period ending September 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

REVENUES

Total revenues for 1998 decreased by $364,000 or 11% from 1997. Of this decrease, $220,000 was from motel and cabin rentals, $106,000 from food services, $40,000 from float trip revenue, $33,000 from horse rental revenue, $26,000 in gasoline sales, and $2,000 in miscellaneous income. Increases of $22,000 in RV park rentals, $21,000 in Gift shop sales, and $20,000 in grocery store sales offset the above decreases. The primary reason for the decrease in motel and cabin rentals is due to the conversion of the riverside motel from available rental units to employee dormitories. This represents an approximate 37% decrease in available rental units from last year. This decrease also caused the decreases in revenues from float trips, horse rentals, gasoline sales and food service. The primary reason for the increase in RV park rentals was an increase in the number of recreational vehicle sites available for rent to the public. On a temporary basis, approximately twenty-five recreational vehicle sites were being utilized by construction workers and employees during the construction of new facilities at Flagg Ranch during 1997.

EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 61% in 1998 and 55% in 1997. Operating expenses decreased by $370,000 or 25% in 1998 as compared to 1997. The ratio of operating expenses to total revenue decreased to 38% in 1998 from 45% in 1997. The primary decrease in operating expenses was a $262,000 decrease in labor costs. This was primarily attributable to cutbacks made in the labor force at the beginning of the year. In addition, the labor costs decreased due to the reduced number of lodging units. Other decreases in operating expenses included $107,000 related to river float trips and horseback riding operations, $21,000 in utilities, $9,000 in office supplies, $10,000 in commissions, $2,000 in printing, $1,000 in postage and freight, and $37,000 in repairs and maintenance. Offsetting these decreases were increases in operating expenses including $22,000 in operating supplies, $5,000 in equipment rental, $8,000 in snowmobile parts, $13,000 in telephone, $10,000 in credit card fees, $11,000 in licenses and fees, and a number of other expenses totaling about $10,000.

INFLATION

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the last fiscal year the company began a project to relocate the riverside motel and other buildings located along the Snake river to higher ground for use as employee dormitories as well as the construction of new employee RV spaces and other ancillary buildings. During the six months ended September 30, 1998, the Company incurred costs of approximately $539,000 related to the above construction projects. In addition the Company has purchased new vehicles and other construction equipment at a cost of $198,000. As a result, the working capital decreased to a negative $1,081,000 at September 30, 1998 from a negative $945,000 at March 31, 1998.

The Company may incur additional costs of between $800,000 and $1,700,000 prior to December 31, 1999 to relocate employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $432,000, $430,000, and $139,000 for the fiscal years ended 1998, 1997 and 1996, respectively. Cash generated from operations for the six months ended September 30, 1998 and 1997 was $1,091,000 and $733,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

                           PART II - OTHER INFORMATION


ITEM I.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None.

ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         1.    Financial Statements                       Page

The following consolidated financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

            Consolidated Balance Sheets - September 30, 1998
            and March 31, 1998                                             2

            Consolidated Statements of Income - 6 months ended
            September 30, 1998, 1997                                       3

            Consolidated Statements of  Shareholders' Equity -
            6 months ended September 30, 1998                              4

            Consolidated Statements of Cash Flows-
            6 months ended September 30, 1998, 1997                        5

            Notes to consolidated financial statements                     6

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



                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)




DATE:    OCTOBER 31, 1998                  BY:  /s/ ROBERT L. WALKER
        -----------------                     ----------------------------------
                                                Robert L. Walker
                                                President



DATE:    OCTOBER 31, 1998                  BY:  /s/ MICHAEL P. PERIKLY
        ------------------                    ----------------------------------
                                                Michael P. Perikly
                                                Principal Financial Officer and
                                                Chief Accounting Officer