Form 10QSB
period 1998-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1999-02-10
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998
                                               -----------------

                           Commission File NO. 0-3858


                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Wyoming                                         86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


   3207 S. Hardy Drive
       Tempe, AZ                                             85282
-------------------------------                            ----------
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,577 shares of $.01 par value common stock outstanding as of December 31, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - SUMMARIZED FINANCIAL INFORMATION

                        INTERNATIONAL LEISURE HOSTS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                       December        March
                                                       31, 1998       31, 1998
                                                       --------       --------
ASSETS
CURRENT ASSETS:
   Cash & cash equivalents                           $   163,861    $   212,593
   Accounts receivable                                     8,516         23,300
   Accounts receivable from related party                      0         82,800
   Income tax refund receivable                              367         23,471
   Merchandise inventories                               134,641         50,394
   Prepaid expenses and other                             80,562         10,491
   Deferred income taxes                                  19,603         19,603
                                                     -----------    -----------
         Total current assets                            407,550        422,652
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
   Buildings and improvements                          5,026,838      5,017,059
   Equipment                                           1,885,975      1,421,234
   Leasehold improvements                                325,600        325,600
   Construction in progress                              806,080         48,145
                                                     -----------    -----------
         Total property and equipment                  8,044,493      6,812,038
   Less accumulated depreciation and
     amortization                                      2,114,283      1,845,325
                                                     -----------    -----------
         Property and equipment - net                  5,930,210      4,966,713
                                                     -----------    -----------
DEPOSITS                                                   4,902          3,402
                                                     -----------    -----------
TOTAL                                                $ 6,342,662    $ 5,392,767
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable:
   Trade                                             $   175,073    $    70,570
    Related party                                         22,359         17,929
    Note payable under line of credit
      from related party                               1,500,000      1,105,000
   Accrued liabilities                                   219,529         61,323
   Advance deposits                                      164,987        113,093
                                                     -----------    -----------
         Total current liabilities                     2,081,948      1,367,915
DEFERRED INCOME TAXES                                    196,589        196,589
                                                     -----------    -----------
         Total liabilities                             2,278,537      1,564,504
                                                     -----------    -----------
SHAREHOLDERS' EQUITY:
   Preferred stock, $5 par value -
     authorized 100,000 shares: issued none
   Common stock, $.01 par value - authorized
     2,000,000 shares: issued, 718,373 shares              7,184          7,184
   Additional paid-in capital                            656,426        656,426
   Retained earnings                                   3,478,427      3,242,565
   Common stock in treasury - at cost,
     23,796 shares                                       (77,912)       (77,912)
                                                     -----------    -----------
         Total shareholders' equity                    4,064,125      3,828,263
                                                     -----------    -----------
TOTAL                                                $ 6,342,662    $ 5,392,767
                                                     ===========    ===========
See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        CONSOLIDATED STATEMENTS OF INCOME


                                  For the nine months      For the three months
                                ended December 31, 1998     ended December 31,
                                   1998         1997         1998        1997
                                ----------  ----------    ----------  ----------
REVENUES:
 Sales of merchandise           $1,525,382  $1,579,214    $ 142,232   $ 104,573
 Room, cabin and trailer
  space rentals                  1,473,881   1,679,159       73,540      80,781
 Interest                            1,233       3,511            0         145
 Other income                      281,894     379,933      117,540     143,280
                                ----------  ----------    ---------   ---------
    Total revenues               3,282,390   3,641,817      333,312     328,779
                                ----------  ----------    ---------   ---------
COSTS AND EXPENSES:
 Operating                       1,508,481   1,989,474      375,794     486,684
 Cost of merchandise               924,670     882,293       81,869      74,410
 General and administrative        147,283     208,320       46,309     124,374
 Depreciation and amortization     273,333     266,119      100,678      96,637
 Interest expense                   52,761      67,080       12,925      22,390
                                ----------  ----------    ---------   ---------
    Total costs and expenses     2,906,528   3,413,286      617,575     804,495
                                ----------  ----------    ---------   ---------

Income before income tax           375,862     228,531     (284,263)   (475,716)

Provision for income taxes         140,000      82,000     (103,000)   (145,000)
                                ----------  ----------    ---------   ---------

NET INCOME                      $  235,862  $  146,531    $(181,263)  $(330,716)
                                ==========  ==========    =========   =========
NET INCOME

     PER COMMON SHARE           $     0.34  $     0.21    $   (0.26)  $   (0.48)
                                ==========  ==========    =========   =========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998



                             Common Stock    Additional
                           ----------------   Paid-in    Retained    Treasury
                            Shares   Amount   Capital    Earnings     Stock
                            ------   ------   -------    --------     -----
BALANCE, MARCH 31, 1998    718,373  $7,184   $656,426   $3,242,565   $(77,912)

Net income                                                 235,862
                           -------  ------   --------   ----------   --------
BALANCE, DECEMBER 31, 1998 718,373  $7,184   $656,426   $3,478,427   $(77,912)
                           =======  ======   ========   ==========   ========


See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine months ended
                                                             December 30,
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----
OPERATING ACTIVITIES:
  Net income                                         $   235,862    $   146,531
  Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                        273,333        266,119
    Gain on disposal of property and equipment           (14,010)       (11,079)
  Changes in assets and liabilities:
    Accounts receivable                                   14,784         31,067
    Accounts receivable related party                     82,800          9,800
    Merchandise inventories                              (84,247)       (19,338)
    Prepaid income tax                                    23,104        126,707
    Prepaid expenses and other                           (71,571)       (27,867)
    Accounts payable trade                               104,503       (107,884)
    Accounts payable related party                         4,430       (163,209)
    Accrued liabilities                                  158,208         74,835
    Advance deposits                                      51,894         68,541
                                                     -----------    -----------
      Net cash provided by operating activities          779,090        394,223
                                                     -----------    -----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                 (1,252,188)      (574,671)
  Proceeds from disposal of property and equipment        29,366         36,536
                                                     -----------    -----------
      Net cash used in investing activities           (1,222,822)      (538,135)
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Borrowings from affiliated company                     395,000        170,000
                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                (48,732)        26,088

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             212,593         48,258
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   163,861    $    74,346
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                 $    77,826    $    67,080
                                                     ===========    ===========

See notes to consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Period Ending December 31, 1998 and 1997

The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

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

e. NET INCOME (LOSS) PER COMMON SHARE - In 1998, the company adopted and retroactively applied SFAS No. 128, EARNINGS PER SHARE, which had no effect on the computation or presentation of earnings per share data. Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577 for the nine months ended December 31, 1998 and 1997.

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

The fee expense, which has been recorded as operating expense, to the NPS under the Contract is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the nine months ended December 31, 1998 and 1997, this fee amounted to $64,000 and $69,000, respectively.

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

3. TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

General and administrative expenses for the nine months ended December 31, 1998 and 1997 include management fees and administrative expenses paid to related parties of approximately $102,000 and $123,000, respectively. All related parties referred to in these financial statements were family members of Elizabeth A. Nicoli who were the majority owners of the Company for the nine months ended December 31, 1997. Related parties during the nine months ended December 31, 1998 are the Company's majority owner, Robert Walker or his affiliated companies.

During October 1998, the Company incurred borrowings under a line of credit from a related party (see note 4 below). Interest paid pursuant to these borrowings for the nine months ended December 31, 1998 totaled $77,826.

4. NOTE PAYABLE UNDER LINE OF CREDIT

During October 1998, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1999, which provides for secured borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,500,000 on this line of credit as of December 31, 1998.

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

The Company's net income for the nine months ended December 31, 1998 was $236,000 ($.34 per share). This compares to net income of $147,000 ($.21 per share) for the nine months ended December 31, 1997. The $89,000 increase in income was due primarily to a reduction in operating costs. Changes to the Company's revenues and expenses for the nine months ended December 31, 1998 and December 31, 1997 are summarized below. All references to years represent the nine month period ending December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March.

REVENUES

Total revenues for 1998 decreased by $359,000 or 10% from 1997. Of this decrease, $227,000 was from motel and cabin rentals, $105,000 from food services, $40,000 from float trip revenue, $33,000 from horse rental revenue, $14,000 in gasoline sales, $21,000 in snowmobile rentals and related winter activities, and $6,000 in miscellaneous income. Increases of $22,000 in RV park rentals, $37,000 in Gift shop sales, and $28,000 in grocery store sales offset the above decreases. The primary reason for the decrease in motel and cabin rentals is due to the conversion of the riverside motel from available rental units to employee dormitories. This represents an approximate 37% decrease in available rental units from last year. This decrease also caused the decreases in revenues from float trips, horse rentals, gasoline sales and food service. The primary reason for the increase in RV park rentals was an increase in the number of recreational vehicle sites available for rent to the public. On a temporary basis, approximately twenty-five recreational vehicle sites were being utilized by construction workers and employees during the construction of new facilities at Flagg Ranch during 1997.

EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 61% in 1998 and 56% in 1997. Operating expenses decreased by $481,000 or 24% in 1998 as compared to 1997. The ratio of operating expenses to total revenue decreased to 46% in 1998 from 55% in 1997. The primary decrease in operating expenses was a $385,000 decrease in labor costs. This was primarily attributable to cutbacks made in the labor force at the beginning of the year. In addition, the labor costs decreased due to the reduced number of lodging units. Other decreases in operating expenses included $107,000 related to river float trips and horseback riding operations, $18,000 in utilities, $6,000 in office supplies, $11,000 in commissions, $4,000 in franchise fees, and $88,000 in repairs and maintenance. Offsetting these decreases were increases in operating expenses including $36,000 in operating supplies, $25,000 in advertising, $20,000 in insurance, $9,000 in snowmobile parts, $15,000 in telephone, $9,000 in credit card fees, $8,000 in licenses and fees, and a number of other expenses totaling about $16,000.

INFLATION

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the last fiscal year the company began a project to relocate the riverside motel and other buildings located along the Snake river to higher ground for use as employee dormitories as well as the construction of new employee RV spaces and other ancillary buildings. During the nine months ended December 31, 1998, the Company incurred costs of approximately $758,000 related to the above construction projects. In addition the Company has purchased new vehicles and other construction equipment at a cost of $494,000. As a result, the working capital decreased to a negative $1,674,000 at December 31, 1998 from a negative $945,000 at March 31, 1998.

The Company may incur additional costs of between $600,000 and $1,500,000 prior to December 31, 1999 to relocate employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $432,000, $430,000, and $139,000 for the fiscal years ended 1998, 1997 and 1996, respectively. Cash generated from operations for the nine months ended December 31, 1998 and 1997 was $779,000 and $394,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        None.

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) 1. Financial Statements                                      Page

        The following consolidated financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

              Consolidated Balance Sheets - December 31, 1998
              and March 31, 1998                                           2

              Consolidated Statements of Income - 9 months ended
              December 31, 1998, 1997                                      3

              Consolidated Statements of  Shareholders' Equity -
              9 months ended December 31, 1998                             4

              Consolidated Statements of Cash Flows-
              9 months ended December 31, 1998, 1997                       5

              Notes to consolidated financial statements                   6

        (a) 3. The following exhibits are incorporated by reference as indicated:

                3.1 By-Laws-Adopted June 22, 1992-Filed with Form 10-K dated March 31, 1992

                3.2 Articles of Incorporation-Filed with Form 10-K dated March 31, 1986, pages 32-41

                10.1 United States Department of the Interior National Park Service Contract-Filed with Form 10-Q dated December 31, 1989

                27      Financial Data Schedule-Filed Herewith

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)




DATE:   February 10, 1998                 BY: ROBERT L. WALKER
        -----------------                     ----------------------------------
                                              Robert L. Walker
                                              President


DATE:   February 10, 1998                 BY: MICHAEL P. PERIKLY
        -----------------                     ----------------------------------
                                              Michael P. Perikly
                                              Principal Financial Officer and
                                                Chief Accounting Officer