Form 10KSB40
period 1999-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1999-07-01
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 1999

                           Commission File NO. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                Wyoming                                  86-0224163
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)


    3207 S. Hardy Drive, Tempe, AZ                         85282
---------------------------------------                  ----------
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

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

                                YES [X]      NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B. If not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $4,218,365
                                                         ----------

As of June 8, 1999, there were 694,577 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $696,375.

                                     PART I
                                                                            Page
                                                                            ----

Item 1.     Business                                                           4

Item 2.     Properties                                                         6

Item 3.     Legal Proceedings                                                  7

Item 4.     Submission of Matters to a Vote of Security Holders                7

                                     PART II

Item 5.     Market for the Registrant's Common                                 8
            Stock and Related Security Holder Matters

Item 6.     Management's Discussion and Analysis                               9
            of Financial Condition and Results of
            Operations

Item 7.     Financial Statements and Supplemental Data                        12

Item 8.     Changes in and Disagreements with                                 23
            Accountants on Accounting and Financial
            Disclosure

                                    PART III

Item 9.     Directors and Executive Officers of the Registrant                23

Item 10.    Executive Compensation                                            24

Item 11.    Security Ownership of Certain                                     25
            Beneficial Owners and Management

Item 12.    Certain Relationships and Related Transactions                    26

                                     PART IV

Item 13.    Exhibits (including Exhibit Index),                               27
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

         International Leisure Hosts, Ltd. (the "Company") was formed under Wyoming law as a corporation on October 18, 1962. The principal business of the Company is the ownership and operation of Flagg Ranch Resort ("Flagg"), a full-service resort motel and trailer park located on the John D. Rockefeller Jr. Memorial Parkway approximately four miles north of Grand Teton National Park ("Grand Teton") and two miles south of the southern entrance of Yellowstone National Park ("Yellowstone").

         Flagg undertook a major redevelopment plan in fiscal year 1995 which included construction of a new main lodge building, plus 50 new cabin units. The new lodge and cabins opened for business in May 1995. The lodge, which replaced existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The 50 new cabin units replaced 42 rustic cabin units, which will be removed from the property. During fiscal year 1996, the Company began construction of an additional 42 new cabin units, a maintenance building and a laundry facility. The 42 new cabins were substantially complete in December 1996. Although these cabins were ready for occupancy during the winter, certain finish items on the outside of the cabins could not be completed until the summer of 1997. The 42 cabins replaced the Company's 54-unit motel which was used for visitors through the summer of 1998 and then converted to employee housing. The new maintenance and laundry facilities were completed by August 31, 1997.

         During fiscal year 1999, Flagg provided overnight accommodations to national park visitors for up to 328 persons per night via its 92 cabins. In addition to the cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

         Flagg is operated as a seasonal resort. The two seasons, summer and winter, coincide with the opening and closing dates of the two national parks. The summer season, which runs from approximately May 15th through October 15th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 73% respectively of Flagg's fiscal 1999 and 1998 operating revenues.

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

         The winter  season,  which  runs from  mid-December  through  mid-March accounted for 27% of Flagg's fiscal 1999 and 1998 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

         Management believes that Flagg's location at the south entrance to Yellowstone makes it a premiere location for winter visitors. The road is well plowed from Jackson, Wyoming to the entrance to Flagg offering easy access to Flagg for visitors. However, visitors cannot proceed past Flagg and into Yellowstone unless they are traveling via snowmobile or snowcoach. Flagg is the only vendor licensed by the NPS with unguided snowmobile tours at the south entrance to Yellowstone. In fiscal year 1999, Flagg had a fleet of 85 Polaris snowmobiles available to the public for rental. In addition, Flagg offers daily trips to Old Faithful Lodge in Yellowstone via its two 11-passenger snowcoachs. Cross-country skis and snowshoes are also available for rental.

         The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee payable to the NPS under the Contract is subject to review and adjustment every five years. For fiscal 1999, the fee was calculated at 2% of the Company's gross receipts (as defined in the Contract).

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

YEAR 2000 COMPLIANCE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Both the Company's accounting software as well as its reservation systems are already year 2000 compliant. Management has determined that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed as incurred.

         In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

         During fiscal year 1998, the Company incurred costs of approximately $216,000 to complete construction of the 42 new cabins as well as other related improvements. During fiscal year 1999, the Company incurred costs of approximately $800,000 to begin moving its employee housing from its current location to the high ground above the river. With the completion of the 42 new cabin units in December 1998, the Company had a total of 146 lodging units consisting of 92 cabin units and a 54-unit riverside motel complex available during the majority of fiscal year 1998. The 54-unit riverside motel, which was converted to employee housing in December 1997, was not available for guest lodging during fiscal year 1999 and the number of lodging units available for rent was 92.

         Under the terms of the Contract, the Company is required to move the existing 54-unit riverside motel, which has been converted to employee housing, from its current location to the high ground above the river and make other improvements prior to December 31, 1999. The remaining cost is estimated to be between $1,200,000 and $1,500,000 depending on the extent of additional improvements required by the NPS. If the Company elects to build new lodging units to replace the converted 54-unit riverside motel, the additional cost to build these units is estimated to be between $1,000,000 and $1,200,000. This would result in a total remaining cost of relocation and new construction combined of between $2,200,000 and $2,700,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         International Leisure Hosts, Ltd. common stock is traded on the OTC bulletin board, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 1998 and 1999.

                                                     Bid
                                            ----------------------
         Quarter Ended                      High               Low
         -------------                      ----               ---

         June 30, 1997                      6 1/8              5 1/4
         September 30, 1997                 7                  5 1/2
         December 31, 1997                  7 1/4              6 3/8
         March 31, 1998                     6 3/4              5 3/4
         June 30, 1998                      6 1/4              5 7/8
         September 30, 1998                 5 3/4              5 1/2
         December 31, 1998                  4 3/4              4 1/4
         March 31, 1999                     5 3/4              5 1/2

         Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 1999, there were 694,577 shares of outstanding common stock and an estimated 900 shareholders of record.

         The level of trading during fiscal year 1999 was approximately 4,100 shares the first quarter, 3,500 shares the second quarter, 1,500 shares the third quarter, and 2,700 shares the fourth quarter ending March 31, 1999. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

         It is the policy of the Company not to pay dividends but instead to retain earnings for use in the operation and expansion of its business.

SELECTED FINANCIAL DATA

         The selected financial data for each of the five years in the period ended March 31, 1999 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                           FISCAL YEAR ENDED MARCH 31,
                     (In thousands except per share amounts)


                                 1999      1998       1997       1996       1995
                                 ----      ----       ----       ----       ----

Total Revenues                 $4,218    $4,631     $4,094     $3,976     $3,781
Net Income (Loss)                 292       156       (113)       199        458
Net Income (Loss) Per Share-      .42       .23       (.16)       .29        .66
  Basic
Total Assets                    6,212     5,393      5,363      4,266      4,431
Long-Term Obligations               0         0        446          0          0
Shareholders' Equity            4,120     3,828      3,672      3,785      3,604
Book Value Per Share             5.93      5.51       5.29       5.45       5.16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's net income was $292,000, $.42 per share for the year ended March 31, 1999. This compares to net income of $156,000, $.23 per share, in 1998 and a net loss of $113,000, ($.16) per share, in 1997. The primary factor contributing to the $136,000 increase in 1999 net income was a reduction in labor and other operating costs resulting from an increase in efficiency. Changes in the Company's revenues and expenses for the fiscal years 1999 and 1998 are summarized below. All references to years represent fiscal years ended March 31.

         Total revenues for 1999 decreased by $413,000 or 9% over 1998. Of this decrease, $237,000 was from lodging, $108,000 from food service, $40,000 from float trip revenue, $33,000 from trail ride revenue, $123,000 from snowmobile revenue, $3,000 from transportation revenue and $1,000 from miscellaneous revenue. Increases of $22,000 in RV/Tent rental, $55,000 in gift shop sales, $38,000 in grocery store sales, $10,000 in gasoline sales and $7,000 in snowcoach revenue partially offset the above decreases. The decrease in lodging revenue is mainly attributable to the decrease in total number of rental units available during the summer season from 146 in fiscal 1998 to 92 in fiscal 1999. The decreased number of guests contributed to the decreases in food service, trail ride and float trip revenue. Increases in gift shop and grocery store revenue is mainly attributable to increased shelf space and better merchandise display in both areas as well as less employee turnover and more attention to the merchandise mix. Increases in RV/tent rental as well as gasoline sales is attributed to a higher number of campsites available during the summer.

         While lodging revenue for the 1999 winter season was essentially unchanged from 1998, the number of snowmobile rentals decreased from 4,622 in 1998 to 3,868 in 1999. Some of the decrease can be explained by the closure of Yellowstone Park for several days during the very busy Christmas to New Year's time period. The balance of the decrease is attributed to increased competition from the Jackson Hole snowmobile rental companies as well as a decrease in the overall number of winter visitors due to Delta Airlines decision to discontinue full size jet service to Jackson Hole.

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

COSTS AND EXPENSES

         The ratio of cost of merchandise sold to sales of merchandise was 60% in 1999, 59% in 1998, and 61% in 1997. Ending merchandise inventories increased from approximately $50,000 at March 31, 1998 to approximately $92,000 at March 31, 1999 primarily due to the prior year inventory level being abnormally low.

         Operating expenses decreased by $545,000 or 22% in 1999 as compared to 1998. In addition, the ratio of operating costs to operating revenues decreased to 47% in 1999 from 55% in 1998. The major decreases consisted of $363,000 in labor, $20,000 in utilities, $6,000 in office supplies, $82,000 in repairs and maintenance, $26,000 in equipment rental, $107,000 in outside services, $12,000 in commissions, $9,000 in franchise fee, and $24,000 in miscellaneous. The above decreases were partially offset by increases of $8,000 in operating supplies, $7,000 in snowmobile parts and gas, $31,000 in advertising, $22,000 in telephone, $6,000 in travel, $3,000 in printing, $9,000 in credit card costs, $3,000 in postage and freight, $14,000 in licenses and fees, and $2,000 in insurance. The labor cost decrease was primarily due to elimination of guaranteed bonus/severance agreements as well as an overall reduction in the size of the labor force. Outside services decreased due to the trail ride operation being handled in house as well as an overall reduction in float and trail ride revenue.

         Operating expenses increased by $189,000 or 8% in 1998 as compared to 1997. In addition, the ratio of operating costs to operating revenues decreased to 55% in 1998 from 57% in 1997. The major increases consisted of $257,000 in labor, $69,000 in outside services, and $20,000 in credit card/collection fees. These increases were partially offset in part by the elimination of snowmobile rental expense of $169,000 (which was partially offset by depreciation of snowmobiles of $31,000 and loss on sale of snowmobiles of $94,000) and minor decreases in other expenses. The labor increase was mainly the result of increased managerial costs due to guaranteed bonus payments and severance agreements. The increase in outside services costs were due to increased revenue in both the float and horse activities which resulted in higher payments due per lease agreements with the operators. The higher credit card/collection fees were a result of higher gross revenues and corresponding increases in the use of credit cards. Snowmobile rental expense was eliminated this year with the Company's decision to purchase the snowmobiles.

         General and administrative expenses decreased by $48,000 or 18% in 1999 as compared to 1998. The decrease consisted primarily of reductions in travel and transportation of $24,000, legal and accounting of $26,000, and management fees of $4,000. These reductions were partially offset by increases in office supplies of $6,000.

         General and administrative expenses decreased by $230,000 or 47% in 1998 as compared to 1997. The decrease consisted primarily of reductions in telephone expense of $10,000 and management fees of $253,000 which was a result of a change in management philosophy and structure. These reductions were partially offset by increases in professional fees of $33,000.

         During 1998, the Company had a loss on asset disposals of $94,000 partly resulting from the sale to a related party of the snowmobiles used in the winter operation. Previously the Company had rented snowmobiles from a related party and had included the rental cost in operating expenses.

INFLATION

         The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1999, the Company incurred costs of approximately $800,000 related to certain construction projects. As a result, working capital decreased to a negative $1,481,000 at March 31, 1999 from a negative $945,000 at March 31, 1998. The Company may incur additional costs of between $1,200,000 and $1,500,000 prior to December 31, 1999 to complete the relocation of employee housing units as required under the NPS Contract.

         The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $964,000, $432,000, and $430,000 for the fiscal years ended 1999, 1998 and 1997, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. and subsidiary (the "Company") as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Phoenix, Arizona

June 8, 1999

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                        1999            1998
                                                    -----------     -----------
ASSETS (Note 5)
CURRENT ASSETS:
 Cash & cash equivalents                            $   296,291     $   212,593
 Accounts receivable                                      9,854          23,300
 Accounts receivable from related party (Note 4)                         82,800
 Income tax refund receivable                                            23,471
 Merchandise inventories                                 92,481          50,394
 Prepaid expenses and other                              18,936          10,491
 Deferred income taxes (Note 2)                                          19,603
                                                    -----------     -----------
     Total current assets                               417,562         422,652
                                                    -----------     -----------
PROPERTY AND EQUIPMENT (Notes 3 and 5):
 Buildings and improvements                           5,421,138       5,017,059
 Equipment                                            1,815,620       1,421,234
 Leasehold improvements                                 325,600         325,600
 Construction in progress                               446,206          48,145
                                                    -----------     -----------
     Total property and equipment                     8,008,564       6,812,038
 Less accumulated depreciation and amortization       2,215,754       1,845,325
                                                    -----------     -----------
     Property and equipment - net                     5,792,810       4,966,713
                                                    -----------     -----------
DEPOSITS                                                  1,500           3,402
                                                    -----------     -----------
TOTAL                                               $ 6,211,872     $ 5,392,767
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable under line of credit (Note 5)         $ 1,460,000     $ 1,105,000
  Accounts payable:
    Trade                                               110,240          70,570
    Related party (Note 4)                                               17,929
  Income taxes payable                                  117,684
  Accrued liabilities                                    44,257          61,323
  Advance deposits                                      166,842         113,093
                                                    -----------     -----------
      Total current liabilities                       1,899,023       1,367,915
DEFERRED INCOME TAXES (Note 2)                          193,076         196,589
                                                    -----------     -----------
      Total liabilities                               2,092,099       1,564,504
                                                    -----------     -----------
SHAREHOLDERS' EQUITY:
 Preferred stock, $5 par value - authorized
  100,000 shares: none issued
 Common stock,
  $.01 par value - authorized 2,000,000 shares:
  718,373 shares issued                                   7,184           7,184
 Additional paid-in capital                             656,426         656,426
 Retained earnings                                    3,534,075       3,242,565
                                                    -----------     -----------
                                                      4,197,685       3,906,175
 Less common stock in Treasury - at cost,
  23,796 shares                                         (77,912)        (77,912)
                                                    -----------     -----------
     Total shareholders' equity - net                 4,119,773       3,828,263
                                                    -----------     -----------
TOTAL                                               $ 6,211,872     $ 5,392,767
                                                    ===========     ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                            1999           1998           1997
                                                        -----------    -----------    -----------
REVENUES:
 Sales of merchandise                                   $ 1,833,844    $ 1,821,890    $ 1,874,158
 Room, cabin and trailer space rentals                    1,578,763      1,810,328      1,515,218
 Snowmobile rentals                                         562,284        670,537        505,973
 Other rentals and income                                   240,313        324,520        194,167
 Interest                                                     3,161          3,511          4,043
                                                        -----------    -----------    -----------
    Total revenues                                        4,218,365      4,630,786      4,093,559
                                                        -----------    -----------    -----------
COSTS AND EXPENSES:
 Cost of merchandise                                      1,099,505      1,080,088      1,147,788
 Operating (Note 3)                                       1,979,078      2,523,588      2,165,001
 Operating - related party (Note 4)                                                       169,100
 General and administrative                                  56,330        100,816         78,200
 General and administrative - related party (Note 4)        155,713        159,464        412,286
 Net loss on asset disposals (Note 4)                        13,628         94,387
 Depreciation and amortization                              395,757        364,848        291,329
 Interest - related party (Notes 4 and 5)                    69,966         91,602         14,594
                                                        -----------    -----------    -----------
    Total costs and expenses                              3,769,977      4,414,793      4,278,298
                                                        -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                           448,388        215,993       (184,739)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 2)               156,878         59,538        (71,975)
                                                        -----------    -----------    -----------
NET INCOME (LOSS)                                       $   291,510    $   156,455    $  (112,764)
                                                        ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE-
 BASIC  (Note 1)                                        $      0.42    $      0.23    $     (0.16)
                                                        ===========    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                            ADDITIONAL
                                     COMMON STOCK            PAID-IN       RETAINED      TREASURY
                                 SHARES         AMOUNT       CAPITAL       EARNINGS       STOCK
                               ----------     ----------    ----------    ----------    ----------
BALANCE, APRIL 1, 1996            718,373     $    7,184    $  656,426    $3,198,874    $  (77,512)
  Purchases of common stock                                                                   (400)
  Net loss                                                                  (112,764)
                               ----------     ----------    ----------    ----------    ----------

BALANCE, MARCH 31, 1997           718,373          7,184       656,426     3,086,110       (77,912)
  Net income                                                                 156,455
                               ----------     ----------    ----------    ----------    ----------

BALANCE, MARCH 31, 1998           718,373          7,184       656,426     3,242,565       (77,912)
  Net income                                                                 291,510
                               ----------     ----------    ----------    ----------    ----------

BALANCE, MARCH 31, 1999           718,373     $    7,184    $  656,426    $3,534,075    $  (77,912)
                               ==========     ==========    ==========    ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                    1999           1998           1997
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $   291,510    $   156,455    $  (112,764)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                  395,757        364,848        291,329
      Deferred income taxes                                           16,090         59,538        (60,403)
      Net loss (gain) on asset disposals                              13,628         94,387           (120)
  Changes in assets and liabilities:
      Accounts receivable                                             13,446          8,528        (26,195)
      Accounts receivable from related party                          82,800        (73,000)        (5,000)
      Income tax refund receivable                                    23,471         43,793         14,028
      Merchandise inventories                                        (42,087)        68,024         48,586
      Prepaid expenses and other                                      (8,445)         6,554         (6,024)
      Deposits                                                         1,902           (925)
      Accounts payable - trade                                        39,670        (57,457)        68,284
      Accounts payable - related party                               (17,929)        17,929
      Accounts payable - construction                                               (29,226)
      Income taxes payable                                           117,684
      Accrued liabilities                                            (17,066)       (18,024)       198,206
      Accrued liabilities to related party                                         (163,209)
      Advance deposits                                                53,749        (46,698)        19,856
                                                                 -----------    -----------    -----------
          Net cash provided by operating activities                  964,180        431,517        429,783
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                         (1,301,447)      (652,117)    (1,340,235)
      Sale of marketable investment securities
      Cash and accounts payable segregated for construction of                                     (30,293)
        replacement property
      Proceeds from sale of property and equipment                    65,965        214,935          4,758
                                                                 -----------    -----------    -----------
        Net cash used in investing activities                     (1,235,482)      (437,182)    (1,365,770)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock purchased for treasury                                                             (400)
      Proceeds from long-term debt                                                   60,000        935,000
      Payments on long-term debt                                                   (995,000)
      Proceeds from line of credit                                   395,000      1,105,000
      Payments on line of credit                                     (40,000)
                                                                 -----------    -----------    -----------

        Net cash provided by financing activities                    355,000        170,000        934,600
                                                                 -----------    -----------    -----------

                                                                     (Continued)

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------


                                                                    1999           1998           1997
                                                                 -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND                                   83,698        164,335         (1,387)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         212,593         48,258         49,645
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $   296,291    $   212,593    $    48,258
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Cash paid for interest                           $   108,985    $    96,284    $    14,594
                                                                 ===========    ===========    ===========

                                                                     (Concluded)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERNATIONAL LEISURE HOSTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         International Leisure Hosts, Ltd. (the "Company") operates in one business segment, the ownership and operation of Flagg Ranch Resort, a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

         As of March 31, 1997, the financial statements include the accounts of International Leisure Hosts, Ltd. and Lewis & Clark Lodge, its wholly-owned subsidiary. All intercompany transactions and accounts were eliminated in consolidation.

         During 1998, a majority of the outstanding shares of the Company was purchased by an unrelated third party. Subsequent to the purchase, Lewis & Clark Lodge was dissolved and its assets and liabilities were transferred to the Company at their historical cost basis.

         SIGNIFICANT ACCOUNTING POLICIES are as follows:

         a. MERCHANDISE INVENTORIES are stated at the lower of aggregate cost (first-in, first-out basis) or market.

         b. PROPERTY AND EQUIPMENT are stated at cost. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives, which range from 5 to 40 years, for such assets. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

                  The Company reviews the carrying values of its long-lived assets and identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

         c. INCOME TAXES - Deferred income taxes have been provided for the temporary differences between financial statement and income tax reporting on certain transactions.

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

         e. NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,577, 694,577, and 694,610 shares for 1999, 1998 and 1997, respectively.

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

         h. NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, but is considering delaying the effective date from fiscal years beginning after June 15, 1999 to June 15, 2000. Management has not completed the analysis of the effects SFAS No. 133 will have on its financial statements. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value.

2.       INCOME TAXES

         The provision (benefit) for federal income taxes for the years ended March 31 consists of the following:


                                            1999          1998           1997
                                          --------      --------       --------
         Current                          $140,788                     $(53,238)
         Deferred                           16,090      $ 59,538        (18,737)
                                          --------      --------       --------

         Total                            $156,878      $ 59,538       $(71,975)
                                          ========      ========       ========

         A reconciliation of the provision (benefit) for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:


                                              1999         1998           1997
                                            --------     --------      --------
         Income taxes at federal rates      $152,400     $ 73,500      $(63,000)
         Other - net                           4,478      (13,962)       (8,975)
                                            --------     --------      --------
         Provision (benefit) for
          income taxes                      $156,878     $ 59,538      $(71,975)
                                            ========     ========      ========


         Deferred income taxes result from temporary differences on the recognition of certain revenue and expense items for tax and financial statement purposes, principally the gain on settlement of involuntary conversion in 1982, which resulted from fire damage, which resulted in a deferred tax liability of $194,990. The Company paid income taxes of approximately $0, $18,250, and $50,000 during the years ended March 31, 1999, 1998 and 1997, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 1999, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2000. The cost of this relocation is estimated to be between $1,200,000 and $1,500,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units is estimated to be between $1,000,000 and $1,200,000. This would result in a combined total cost of relocation and new construction of between $2,200,000 and $2,700,000. The Company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

         The Contract fee to the NPS is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 1999, 1998 and 1997, this fee amounted to $79,712, $88,374, and $76,041, respectively, which has been recorded as operating expense.

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

4.       TRANSACTIONS WITH RELATED PARTIES

         General and administrative - related party expenses for the years ended March 31, 1999, 1998 and 1997, represent management fees and administrative expenses paid to related parties and totaled approximately $156,000, $160,000, and $412,000, respectively. For the year ended March 31, 1997 all related parties referred to in these financial statements were owned by family members of Elizabeth A. Nicoli who were the majority owners of the Company in 1997. Related parties during the years ended March 31, 1999 and March 31, 1998 are owned by the Company's current majority owner, Robert Walker, or family members.

         Operating - related party expenses for the year ended March 31, 1997 represent leased snowmobiles under short-term leases from a related party.

         The Company incurred borrowings under a line of credit agreement with a related party (Note 5). Interest incurred for the fiscal years ended March 31, 1999, 1998 and 1997 was $108,985, $91,602 and $14,594
         respectively. For fiscal year 1999, the Company capitalized $39,019 of interest.

         In March 1998, the Company sold 96 snowmobiles for total proceeds of $144,000 and a loss of $94,387. A related party of the Company purchased 46 snowmobiles for a total of $82,800, all of which was recorded as a receivable at March 31, 1998. During 1999, the Company repurchased 41 snowmobiles from the related party for $75,645. The Company subsequently sold the snowmobiles to an unrelated entity and recognized a loss of approximately $14,000.

         At March 31, 1998, the Company recorded a payable of $17,929 to a related party for certain operating expenses paid by the related party on behalf of the Company.

         During the year ended March 31, 1999, the Company paid approximately $30,000 to a related party for construction costs related to the new employee housing and other facility improvements.

5.       NOTE PAYABLE UNDER LINE OF CREDIT

         During October 1998, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1999, which provides for secured borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of March 31, 1999. The Company used, in part, the proceeds from the drawdown on the Agreement to fund its construction costs. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of March 31, 1999, the Company was not in compliance with the minimum cash flow requirement. On June 8, 1999, the Company received a waiver of noncompliance for the year ended March 31, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                   Age   Positions With Company    Term as Director
         ----                   ---   ----------------------    ----------------

         Elizabeth A. Nicoli     69   Chairman/Director         10/75 - Present
         Robert L. Walker        65   President/Director        12/97 - Present
         A. Clarene Law          65   Director                   6/92 - Present
         F. Ray Evarts           73   Director/Secretary         9/22 - Present
         Michael P. Perikly      47   Director/Treasurer/CFO    12/97 - Present

         Mrs. Elizabeth A. Nicoli was elected to the Board of Directors in October, 1975, and has been associated with the Company in various capacities. Upon the death of Mr. Nicoli, the former Chairman, Treasurer, President and CEO of the Company, on October 22, 1996, she was elected as President and Chairman, and served as President until September 29, 1997.

         Robert L. Walker was elected as President on September 30, 1997 and was elected to the Board of Directors in December, 1997. Mr. Walker has been an executive with numerous companies over the last 35 years. From 1976 to the present, he has been President of PNI, Inc., a privately owned investment company. From 1989 to 1994, he was President and Chairman of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducting pari-mutuel wagering.

         A. Clarene Law was elected to the Board of Directors on September 11, 1992. She is the owner and Chief Executive Officer of Elk Country Motels which operates four motel properties aggregating 270 rooms in Jackson, Wyoming. Mrs. Law has over 35 years experience in the hospitality industry.

         F. Ray Evarts was elected to the Board of Directors on September 11, 1992. He was elected Assistant Secretary of the Company on June 6, 1994 and Secretary on August 5, 1997. He is currently self-employed as a real estate consultant in Arizona and California, for planning, developing and leasing of commercial and multi-family properties as well as consulting in all phases of the restaurant business. From 1982 to 1992, he was Project Manager for Warren Properties, Inc., a California based, privately held hotel and apartment developer and owner with properties in 18 states.

         Michael P. Perikly, CPA, was elected as Treasurer and Chief Financial Officer of the Company on September 30, 1997 and was elected to the Board of Directors in December, 1997. From 1990 to the present, he has been Chief Financial Officer of PNI, Inc., a privately owned investment company. From 1989 to 1994, Mr. Perikly was the Chief Financial Officer, Secretary and Treasurer of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducting pari-mutuel wagering.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         Name and principal
         Position                             Year          Salary
         ------------------                   ----          ------

         Robert L. Walker                     1999               --
         President*                           1998

         Elizabeth A. Nicoli                  1998               --
         President and Chairman**             1997               --

         John L. Bradley                      1997         $ 75,464
         President***

         All executive officers
         as a group (three)                   1999         $ 36,000
                    (three)                   1998         $ 28,000
                    (three)                   1997         $188,904

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates as of June 8, 1999, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.

Name and Address                      Common Stock            Percent Held
----------------                      ------------            ------------
Robert L. Walker                           351,669                50.63%
Director
3207 S. Hardy Drive
Tempe, Arizona 85282

A. Clarene Law                               3,000                    *
Director
1702 E. Highland Ave., #312
Phoenix, Arizona 85016

Michael P. Perikly                           2,500                    *
Director
3207 S. Hardy Drive
Tempe, Arizona 85282

F. Ray Evarts                                  100                    *
Director
1702 E. Highland Ave., #312
Phoenix, Arizona 85016

William S. Levine                          124,233 (A)             17.9%
Levine Investments Limited
Partnership
2525 E. Camelback Rd., Suite #275
Phoenix, Arizona 85016

Krist A. Jake                               73,800 (B)             10.6%
P.O. Box 640219
San Francisco, California 94164

Bar-B-Bar Corporation                       37,307 (C)              5.4%
Max C. Chapman, Jr.
P.O. Box 194
Scarborough, New York 10510

All Executive Officers and                 357,269                51.44%
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

(B) Based on Schedule 13D filed with the Securities and Exchange Commission on June 7, 1997 by Krist A. Jake.

(C) Based on Schedule 13D filed with the Securities and Exchange Commission on December 6, 1991 by Bar-B-Bar Corporation and Max C. Chapman, Jr.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL AND ADMINISTRATIVE - related party expenses for the years ended March 31, 1999, 1998 and 1997, represent management fees and administrative expenses paid to related parties and totaled approximately $156,000, $160,000, and $412,000, respectively. For the year ended March 31, 1997 all related parties referred to in these financial statements were owned by family members of Elizabeth A. Nicoli who were the majority owners of the Company in 1997. Related parties during the years ended March 31, 1999 and March 31, 1998 are owned by the Company's current majority owner, Robert Walker, or family members.

OPERATING - related party expenses for the year ended March 31, 1997 represent leased snowmobiles under short-term leases from a related party.

The Company incurred borrowings under a line of credit agreement with a related party (Note 5). Interest incurred for the fiscal years ended March 31, 1999, 1998 and 1997 was $108,985, $91,602 and $14,594 respectively. For fiscal year 1999, the Company capitalized $39,019 of interest.

In March 1998, the Company sold 96 snowmobiles for total proceeds of $144,000 and a loss of $94,387. A related party of the Company purchased 46 snowmobiles for a total of $82,800, all of which was recorded as a receivable at March 31, 1998. During 1999, the Company repurchased 41 snowmobiles from the related party for $75,645. The Company subsequently sold the snowmobiles to an unrelated entity and recognized a loss of approximately $14,000.

At March 31, 1998, the Company recorded a payable of $17,929 to a related party for certain operating expenses paid by the related party on behalf of the Company.

During the year ended March 31, 1999, the Company paid approximately $30,000 to a related party for construction costs related to the new employee housing and other facility improvements.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1. Financial Statements                                       Page
                                                                            ----

          The following consolidated financial statements of International Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

                  Independent Auditors' Report                                12

                  Consolidated Balance Sheets - March 31, 1999
                  and 1998                                                    13

                  Consolidated Statements of Operations - years
                  ended March 31, 1999, 1998 and 1997                         14

                  Consolidated Statements of Shareholders' Equity
                  years ended March 31, 1999, 1998 and 1997                   15

                  Consolidated Statements of Cash Flows-
                  years ended March 31, 1999, 1998 and 1997                   16

                  Notes to consolidated financial statements                  18

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

                                        International Leisure Hosts, Ltd.

                                        /s/ Robert L. Walker
                                        ------------------------------
                                        Robert L. Walker, President
                                        Date: 6/29/99


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Robert L. Walker                    /s/ Michael P. Perikly
------------------------------          ------------------------------
Robert L. Walker                        Michael P. Perikly
President                               Chief Financial Officer/Treasurer
Date: 6/29/99                           Date: 6/29/99