Form 10QSB
period 1999-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1999-08-11
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1999
                                                 ----------------

                           Commission File No. 0-3858
                                               ----------


                        INTERNATIONAL LEISURE HOSTS, LTD.
              ----------------------------------------------------
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


Issuer's telephone number, including area code (602) 829-7600
                                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,477 shares of $.01 par value common stock outstanding as of June 30, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - SUMMARIZED FINANCIAL INFORMATION

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      June 30,        March 31,
                                                        1999            1999
                                                     ----------      ----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $  404,384      $  296,291
 Accounts receivable                                      1,145           9,854
 Income tax refund receivable                            22,500              --
 Merchandise inventories                                223,700          92,481
 Prepaid expenses and other                              28,675          18,936
                                                     ----------      ----------
     Total current assets                               680,404         417,562
                                                     ----------      ----------
PROPERTY AND EQUIPMENT:
 Buildings and improvements                           5,421,138       5,421,138
 Equipment                                            1,838,856       1,815,620
 Leasehold improvements                                 325,600         325,600
 Construction in progress                               546,200         446,206
                                                     ----------      ----------
     Total property and equipment                     8,131,794       8,008,564
 Less accumulated depreciation and amortization       2,322,208       2,215,754
                                                     ----------      ----------
 Property and equipment - net                         5,809,586       5,792,810
                                                     ----------      ----------
DEPOSITS                                                     --           1,500
                                                     ----------      ----------
TOTAL                                                $6,489,990      $6,211,872
                                                     ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable under line of credit from
  related party                                      $1,460,000      $1,460,000
 Accounts payable:
   Trade                                                303,306         110,240
   Related party                                         34,208              --
 Income taxes payable                                        --         117,684
 Accrued liabilities                                     99,750          44,257
 Advance deposits                                       357,896         166,842
                                                     ----------      ----------
     Total current liabilities                        2,255,160       1,899,023
DEFERRED INCOME TAXES                                   193,076         193,076
                                                     ----------      ----------
     Total liabilities                                2,448,236       2,092,099
                                                     ----------      ----------
SHAREHOLDERS' EQUITY:
 Preferred stock, $5 par value - authorized
   100,000 shares: none issued
 Common stock, $.01 par value - authorized
   2,000,000 shares: 718,373 shares issued                7,184           7,184
 Additional paid-in capital                             656,426         656,426
 Retained earnings                                    3,456,756       3,534,075
 Less common stock in treasury - at cost,
  23,896 shares                                         (78,612)        (77,912)
                                                     ----------      ----------
     Total shareholders' equity                       4,041,754       4,119,773
                                                     ----------      ----------
TOTAL                                                $6,489,990      $6,211,872
                                                     ==========      ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the three months ended
                                                              June 30
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
REVENUES:
 Sales of merchandise                                $ 355,823        $ 329,674
 Room, cabin and trailer space rentals                 332,358          321,550
 Other rentals and income                               47,741           41,110
 Interest                                                1,443               81
                                                     ---------        ---------
    Total revenues                                     737,365          692,415
                                                     ---------        ---------
COSTS AND EXPENSES:
 Cost of merchandise                                   216,049          185,332
 Operating                                             419,254          463,097
 General and administrative                             30,746           19,890
 General and administrative - related party             28,881           32,214
 Net loss on asset disposals                             2,050            7,210
 Depreciation and amortization                         106,830           82,283
 Interest - related party                               20,206           22,778
                                                     ---------        ---------
    Total costs and expenses                           824,016          812,804
                                                     ---------        ---------

Income (loss) before income taxes                      (86,651)        (120,389)

Provision (benefit) for income taxes                    (9,332)         (38,000)
                                                     ---------        ---------

NET INCOME (LOSS)                                    $ (77,319)       $ (82,389)
                                                     =========        =========
NET INCOME (LOSS) PER COMMON SHARE                   $   (0.11)       $   (0.12)
                                                     =========        =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three months ended June 30,
                                                     ---------------------------
                                                        1999             1998
                                                     ---------        ---------
OPERATING ACTIVITIES:
 Net loss                                            $ (77,319)       $ (82,389)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation and amortization                       106,830           82,283
   Depreciation capitalized to construction              4,584
   Net loss (gain) on asset disposals                    2,050           (7,210)
 Changes in assets and liabilities:
   Accounts receivable                                   8,709           13,750
   Accounts receivable from related party                   --           82,800
   Merchandise inventories                            (131,219)        (106,777)
   Income tax receivable                               (22,500)         (38,000)
   Prepaid expenses and other                           (8,239)         (17,519)
   Accounts payable - trade                            193,066          209,439
   Accounts payable - related party                     34,208           16,279
   Income taxes payable                               (117,684)              --
   Accrued liabilities                                  55,493           54,351
   Advance deposits                                    191,054          199,021
                                                     ---------        ---------
      Net cash provided by operating activities        239,033          406,028
                                                     ---------        ---------
INVESTING ACTIVITIES:
 Purchases of property and equipment                  (148,890)        (187,550)
 Proceeds from sale of property and equipment           18,650            7,210
                                                     ---------        ---------
      Net cash used in investing activities           (130,240)        (180,340)
                                                     ---------        ---------
FINANCING ACTIVITIES:
 Common stock purchased for treasury                      (700)              --
                                                     ---------        ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS              108,093          225,688

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           296,291          212,593
                                                     ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 404,384        $ 438,281
                                                     =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                 $  30,030        $  24,794
                                                     =========        =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Periods Ended June 30, 1999 and 1998

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

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

     e. NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,560 and 694,577 shares for the three month periods ended June 30, 1999 and 1998, respectively.

     f. STATEMENTS OF CASH FLOWS - For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

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

     h. NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, but has delayed the effective date from fiscal years beginning after June 15, 1999 to June 15, 2000. Management has not completed the analysis of the effects SFAS No. 133 will have on its financial statements. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value.

2. COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to November 30, 2000, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2000. The remaining cost of this relocation is estimated to be between $1,100,000 and $1,400,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units is estimated to be between $1,000,000 and $1,200,000. This would result in a combined total cost of relocation and new construction of between $2,100,000 and $2,600,000. The Company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

The Contract fee to the NPS is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the three months ended June 30, 1999 and 1998, this fee amounted to $14,350 and $13,000, respectively.

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

3. TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

General and administrative expenses for the three months ended June 30, 1999 and 1998 include management fees and administrative expenses paid to related parties of approximately $29,000 and $32,000, respectively. Related parties during the three months ended June 30, 1999 and 1998 refer to the Company's majority owner, Robert Walker, or his affiliated companies.

During October 1998, the Company incurred borrowings under a line of credit from a related party (see note 4 below). Interest paid pursuant to these borrowings for the three months ended June 30, 1999 totaled $30,030.

4. NOTE PAYABLE UNDER LINE OF CREDIT

During October 1998, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1999, which provides for secured borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of June 30, 1999. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of June 30, 1999 the Company was not in compliance with the minimum cash flow requirement.

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

The Company's net loss for the first quarter ended June 30, 1999 was $77,000 ($.11 per share). This compares to a net loss of $82,000 ($.12 per share) for the quarter ended June 30, 1998. The $5,000 decrease in loss was due primarily to reductions in operating costs. Changes to the Company's revenues and expenses for the quarters ended June 30, 1999 and June 30, 1998 are summarized below. All references to years represent quarters ending June 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March. Therefore, the first quarter ended June 30, 1999 consists of only forty-five days of operations.

REVENUES

Total revenues for 1999 increased by $52,000 or 8% from 1998. Of this increase, $2,000 was from motel and cabin rentals, $9,000 from RV park rentals, $14,000 from float trip revenue, $10,000 from horse rental revenue, $7,000 in gasoline sales, $9,000 in gift shop sales and $15,000 in grocery store sales. Decreases of $5,000 from food services and $9,000 in miscellaneous income offset the above increases. The primary reason for the increases in the various retail areas is due to the greater number of guests staying in the RV park as well as an associated increase in per capita spending by the Company's guests. The decrease in food services income is attributed to a greater percentage of our work force not participating in the employee meal program.

EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 61% and 56%, respectively, in 1999 and 1998. Operating expenses decreased by $44,000 or 10% in 1999 as compared to 1998. The ratio of operating expenses to total revenue decreased to 57% in 1999 from 68% in 1998. The primary decrease in operating expenses was a $37,000 decrease in operating supplies. Other decreases in operating expenses included $7,000 in labor costs, $7,000 in utilities, $7,000 in repairs and maintenance, $6,000 in travel and $5,000 in telephone. Increases in a number of other expenses totaling approximately $25,000 offset these decreases.

INFLATION

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the last fiscal year the Company began a project to relocate the riverside motel and other buildings located along the Snake river to higher ground for use as employee dormitories as well as the construction of new employee RV spaces and other ancillary buildings. During the quarter ended June 30, 1999, the Company incurred costs of approximately $100,000 related to the above construction projects. In addition the Company has purchased new vehicles and other construction equipment at a cost of $49,000. As a result, the working capital decreased to a negative $1,575,000 at June 30, 1999 from a negative $1,481,000 at March 31, 1999.

The Company may incur additional costs of between $1,100,000 and $1,400,000 prior to November 30, 2000 to relocate employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $964,000, $432,000, and $430,000 for the fiscal years ended 1999, 1998 and 1997, respectively. Cash generated from operations for the quarters ended June 30, 1999 and 1998 was $239,000 and $406,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On April 23, 1999, at an annual meeting of the shareholders, Bonnie J. Walker, William S. Levine, and Victor W. Riches were elected to the Board of Directors replacing Elizabeth A. Nicoli, F. Ray Evarts, and Michael P. Perikly.

        Bonnie J. Walker has served on numerous boards and committees of various charitable organizations and since late 1997 has been associated with the Company in various capacities.

        William S. Levine has been the Chairman of Outdoor Systems, Inc., a national billboard company that is traded on the New York Stock Exchange. Additional, he has served on numerous boards of directors of both private and public companies.

        Victor W. Riches has served on numerous boards, committees and held offices of both charitable and non-charitable organizations, including by way of description: Turf Paradise, Inc., Arizona Center for the Handicapped, Bethany Ranch Home, YMCA of Metropolitan Phoenix, as well as many others. Mr. Riches has published numerous articles in a variety of trade magazines. He currently is a real estate developer in Arizona, Nevada and California.

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

        On May 1, 1999, Robert L. Walker was elected Chief Executive Officer, Michael P. Perikly was elected President and Thomas J. Kase was elected Secretary and Treasurer.

        Michael Perikly has been associated with the company since September 30, 1997 as Treasurer and Chief Financial Officer as well as a director until April, 1999. From 1990 to the present he has been Chief Financial Officer of PNI, Inc., a privately owned investment company. From 1989 to 1994 he was the Chief Financial Officer, Secretary and Treasurer of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducing pari-mutuel wagering.

        Thomas Kase, a Certified Public Accountant, has worked both in private industry as well as in public accounting and is currently associated with the accounting firm of Hahn, Gaintner & Associates where he has been working for a number of years.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  1. Financial Statements                                     Page
                                                                           ----
               The  following  financial  statements  of  International
               Leisure Hosts, Ltd. are included in Part I, Item 1:

               Condensed Consolidated Balance Sheets - June 30, 1999
               (Unaudited) and March 31, 1999                                2

               Condensed Consolidated Statements of Operations -
               3 months ended June 30, 1999 and 1998 (Unaudited)             3

               Condensed Consolidated Statements of Cash Flows -
               3 months ended June 30, 1999 and 1998 (Unaudited)             4

               Notes to unaudited condensed consolidated financial
               statements                                                    5

          3. The following exhibits are incorporated by reference as indicated:

               3.1 By-Laws-Adopted June 22, 1992 - filed with Form 10-K dated March 31, 1992

               3.2 Articles of Incorporation - filed with Form 10-K dated March 31, 1986, pages 32-41

               10.1 United States Department of the Interior National Park Service Contract - filed with Form 10-Q dated December 31, 1989

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)




DATE: August 10, 1999                BY: Robert L. Walker
      ----------------                  ----------------------------------------
                                        Robert L. Walker
                                        Chairman and Chief Executive Officer



DATE: August 10, 1999                BY: Michael P. Perikly
      -----------------                 ----------------------------------------
                                       Michael P. Perikly
                                       President and Principal Financial Officer