Form 10QSB
period 1999-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 1999-11-12
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1999

                           Commission File NO. 0-3858


                        INTERNATIONAL LEISURE HOSTS, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Wyoming                                           86-0224163
   -------------------------------                           -------------------
   (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)


    3207 S. Hardy Drive Tempe, AZ                                  85282
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip Code)


         Issuer's telephone number, including area code (480) 829-7600

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               YES [X]      NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,477 shares of $.01 par value common stock outstanding as of September 30, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     September 30,   March 31,
                                                         1999          1999
                                                      -----------   -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                           $   826,045   $   296,291
  Accounts receivable                                       1,501         9,854
  Merchandise inventories                                  92,956        92,481
  Prepaid expenses and other                               25,151        18,936
                                                      -----------   -----------
      Total current assets                                945,653       417,562
                                                      -----------   -----------
PROPERTY AND EQUIPMENT:
  Buildings and improvements                            5,474,057     5,421,138
  Equipment                                             1,822,336     1,815,620
  Leasehold improvements                                  325,600       325,600
  Construction in process                                 801,741       446,206
                                                      -----------   -----------
      Total property and equipment                      8,423,734     8,008,564
  Less accumulated depreciation and amortization        2,425,719     2,215,754
                                                      -----------   -----------
      Property and equipment - net                      5,998,015     5,792,810
                                                      -----------   -----------
DEPOSITS                                                                  1,500
                                                      -----------   -----------
TOTAL                                                 $ 6,943,668   $ 6,211,872
                                                      ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable under line of credit
    from related party                                $ 1,460,000   $ 1,460,000
  Accounts payable:
      Trade                                               232,409       110,240
      Related party                                        20,613
      Construction                                         33,219
  Income taxes payable                                    225,832       117,684
  Accrued liabilities                                      56,483        44,257
  Advance deposits                                         80,712       166,842
                                                      -----------   -----------
      Total current liabilities                         2,109,268     1,899,023
DEFERRED INCOME TAXES                                     193,076       193,076
                                                      -----------   -----------
      Total liabilities                                 2,302,344     2,092,099
                                                      -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 2)
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized
    100,000 shares: none issued
  Common stock, $.01 par value - authorized
    2,000,000 shares: 718,373 shares issued                 7,184         7,184
  Additional paid-in capital                              656,426       656,426
  Retained earnings                                     4,056,326     3,534,075
  Less common stock in treasury -
    at cost, 23,896 shares                                (78,612)      (77,912)
                                                      -----------   -----------
      Total shareholders' equity                        4,641,324     4,119,773
                                                      -----------   -----------
TOTAL                                                 $ 6,943,668   $ 6,211,872
                                                      ===========   ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Six months ended         Three months ended
                                                    September 30,             September 30,
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
REVENUES:
  Sales of merchandise                         $1,538,327   $1,383,150   $1,182,571   $1,053,476
  Room, cabin and trailer space rentals         1,509,505    1,400,341    1,176,005    1,078,791
  Other rentals and income                        206,398      152,450      158,657      125,760
  Net gain on asset disposals                      11,159       11,904       13,209        4,694
  Interest                                          7,170        1,233        5,727        1,152
                                               ----------   ----------   ----------   ----------
    Total revenues                              3,272,559    2,949,078    2,536,169    2,263,873
                                               ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Cost of merchandise                             908,231      842,801      698,796      657,401
  Operating                                     1,172,825    1,132,623      746,677      669,525
  General and administrative                       37,502       33,849       12,031       13,959
  General and administrative - related party       72,101       67,125       37,945       34,911
  Depreciation and amortization                   213,889      172,656      107,058       87,833
  Interest - related party                         36,760       39,836       16,580       17,058
                                               ----------   ----------   ----------   ----------
    Total costs and expenses                    2,441,308    2,288,890    1,619,087    1,480,687
                                               ----------   ----------   ----------   ----------
Income before income taxes                        831,251      660,188      917,082      783,186

Provision for income taxes                        309,000      233,000      318,000      271,000
                                               ----------   ----------   ----------   ----------
NET INCOME                                     $  522,251   $  427,188   $  599,082   $  512,186
                                               ==========   ==========   ==========   ==========
NET INCOME
  PER COMMON SHARE                             $     0.75   $     0.62   $     0.86   $     0.74
                                               ==========   ==========   ==========   ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six months ended
                                                           September 30,
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net income                                         $   522,251    $   427,188
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      213,889        172,656
      Net (gain) on asset disposals                      (11,159)       (11,904)
  Changes in assets and liabilities:
      Accounts receivable                                  8,353         13,915
      Accounts receivable from related party                             82,800
      Merchandise inventories                               (475)       (38,496)
      Prepaid expenses and other                          (4,715)       (63,060)
      Accounts payable - trade                           122,169         92,232
      Accounts payable - related party                    20,613         17,234
      Accounts payable - construction                     33,219        179,465
      Income taxes payable                               108,148              0
      Accrued liabilities                                 12,226        253,343
      Advance deposits                                   (86,130)       (34,036)
                                                     -----------    -----------
          Net cash provided by operating activities      938,389      1,091,337
                                                     -----------    -----------
INVESTING ACTIVITIES:
      Purchases of property and equipment               (451,685)      (737,433)
      Proceeds from sale of property and equipment        43,750         16,210
                                                     -----------    -----------
        Net cash used in investing activities           (407,935)      (721,223)
                                                     -----------    -----------
FINANCING ACTIVITIES:
      Common stock purchased for treasury                   (700)             0
                                                     -----------    -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                529,754        370,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           296,291        212,593
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   826,045    $   582,707
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                 $    60,390    $    49,981
                                                     ===========    ===========
            - Cash paid for income taxes             $    70,000    $         0
                                                     ===========    ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the Six Month Periods Ended September 30, 1999 and 1998

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

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

e. NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,519 and 694,577 shares for the six month periods ended September 30, 1999 and 1998, respectively.

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

2. COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to November 30, 2000, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2000. The remaining cost of this relocation is estimated to be between $850,000 and $1,150,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units is estimated to be between $1,000,000 and $1,200,000. This would result in a combined total cost of relocation and new construction of between $1,850,000 and $2,350,000. The Company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

The Contract fee to the NPS is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the six months ended September 30, 1999 and 1998, this fee amounted to $63,450 and $58,000, respectively.

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

On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs have asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that requires the NPS to prepare an environmental impact statement ("EIS"). In July 1999 a draft EIS was prepared and made available for public comment (comment period ends December 1, 1999). The NPS will prepare a final EIS some time around October 2000. If the NPS is required to suspend or terminate winter activities in Yellowstone National Park, Flagg Ranch would have to suspend or discontinue its winter operations.

3. TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

General and administrative expenses for the six months ended September 30, 1999 and 1998 include management fees and administrative expenses paid to related parties of approximately $58,000 and $67,000, respectively. Related parties during the six months ended September 30, 1999 and 1998 refer to the Company's majority owner, Robert Walker, or his affiliated companies.

During October 1998, the Company incurred borrowings under a line of credit from a related party (see Note 4 below). Interest paid pursuant to these borrowings for the six months ended September 30, 1999 totaled $60,390.

4. NOTE PAYABLE UNDER LINE OF CREDIT

During October 1998, the Company entered into a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 1999, which provides for secured borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of September 30, 1999. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of September 30, 1999 the Company was not in compliance with the minimum cash flow requirement. On October 1, 1999 the Agreement was renewed until September 30, 2000.

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

The Company's net income for the six months ended September 30, 1999 was $522,000 ($.75 per share). This compares to net income of $427,000 ($.62 per share) for the six months ended September 30, 1998. The $95,000 increase in income was due primarily to increased revenues. The Company's net income for the quarter ended September 30, 1999 was $599,000 ($.86 per share). This compares to net income of $512,000 ($.74 per share) for the quarter ended September 30, 1998. Changes in the Company's revenues and expenses for the six months ended September 30, 1999 and 1998 are summarized below. These changes are also representative of the changes that occurred during the current quarter period. All references to years represent the six month period ending September 30 of the stated year.

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

REVENUES

Total revenues for 1999 increased by $323,000 or 11% from 1998. Of this increase, $17,000 was from motel and cabin rentals, $93,000 from RV park rentals, $32,000 from food and beverage revenue, $39,000 in grocery store sales, $51,000 in gift shop sales, $33,000 in gasoline sales, $18,000 from float trip revenue, $30,000 from horse rental revenue, and $10,000 in miscellaneous income. The primary reasons for the increases in all revenue categories is an overall increase in the number of guests staying at Flagg Ranch as well as an associated increase in per capita spending by the Company's guests.

EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 59% and 61%, respectively, in 1999 and 1998. Operating expenses increased by $40,000 or 4% in 1999 as compared to 1998. The ratio of operating expenses to total revenue decreased to 36% in 1999 from 38% in 1998. The primary increase in operating expenses was $32,000 in outside services. Other increases included $18,000 in utilities, $5,000 in office supplies, $4,000 in repairs and maintenance, $10,000 in advertising, $5,000 in travel agent commissions, $4,000 in printing, $12,000 in insurance and a number of other expenses totaling $11,000. Offsetting these increases were decreases of $42,000 in operating supplies, $6,000 in telephone, $3,000 in Company travel, $5,000 in licenses and fees and a number of other decreases totaling $5,000. The increase in depreciation expense was attributable to the transfer of finished construction to fixed assets from construction in process.

INFLATION

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the last fiscal year, the Company began a project to relocate the riverside motel and other buildings located along the Snake River to higher ground for use as employee dormitories as well as the construction of new employee RV spaces and other ancillary buildings. During the six months ended September 30, 1999, the Company incurred costs of approximately $400,000 related to the above construction projects. In addition the Company has purchased new vehicles and other construction equipment at a cost of $52,000. The Company's working capital increased to a negative $1,164,000 at September 30, 1999 from a negative $1,481,000 at March 31, 1999.

The Company may incur additional costs of between $850,000 and $1,150,000 prior to November 30, 2000 to relocate employee housing units as required under the NPS Contract. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $964,000, $432,000, and $430,000 for the fiscal years ended 1999, 1998 and 1997, respectively. Cash generated from operations for the six months ended September 30, 1999 and 1998 was $948,000 and $1,091,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

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

          None.

ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  1. Financial Statements
                                                                            Page
     The following financial statements of International Leisure
Hosts, Ltd. are included in Part I, Item 1:

          Condensed Consolidated Balance Sheets - September 30, 1999
          (Unaudited) and March 31, 1999                                       2

          Condensed Consolidated Statements of Income - 3 and 6 months
          ended September 30, 1999 and 1998 (Unaudited)                        3

          Condensed Consolidated Statements of Cash Flows- 3 and 6
          months ended September 30, 1999 and1998 (Unaudited)                  4

          Notes to unaudited condensed consolidated financial statements       5

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

                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)


DATE: November 10, 1999                 BY: /s/ Robert L. Walker
                                            ------------------------------------
                                            Robert L. Walker
                                            Chairman and Chief Executive Officer



DATE: November 10, 1999                 BY: /s/ Michael P. Perikly
                                            ------------------------------------
                                            Michael P. Perikly
                                            President and Principal Financial
                                            Officer