Form 10QSB
period 1999-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2000-02-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended DECEMBER 31, 1999

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


                      3207 S. Hardy Drive, Tempe, AZ 85282
          -----------------------------------------------------------
          (Address of principal executive office, including zip code)


         Issuer's telephone number, including area code (480) 829-7600


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             YES [X]     NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,457 shares of $.01 par value common stock outstanding as of December 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - SUMMARIZED FINANCIAL INFORMATION

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      December 31,    March 31,
                                                         1999           1999
                                                      ----------     ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                            $  141,126     $  296,291
 Accounts receivable                                      12,158          9,854
 Merchandise inventories                                 124,382         92,481
 Prepaid expenses and other                               22,090         18,936
                                                      ----------     ----------
     Total current assets                                299,756        417,562
                                                      ----------     ----------
PROPERTY AND EQUIPMENT:
 Buildings and improvements                            5,859,393      5,421,138
 Equipment                                             1,980,960      1,815,620
 Leasehold improvements                                  325,600        325,600
 Construction in process                                 660,197        446,206
                                                      ----------     ----------
     Total property and equipment                      8,826,150      8,008,564
 Less accumulated depreciation and amortization        2,542,684      2,215,754
                                                      ----------     ----------
     Property and equipment - net                      6,283,466      5,792,810
                                                      ----------     ----------
DEPOSITS                                                                  1,500
                                                      ----------     ----------
TOTAL                                                 $6,583,222     $6,211,872
                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Note payable under line of credit from related
  party                                               $1,460,000     $1,460,000
 Accounts payable - trade                                164,590        110,240
 Income taxes payable                                     46,832        117,684
 Accrued liabilities                                      40,827         44,257
 Advance deposits                                        215,153        166,842
                                                      ----------     ----------
     Total current liabilities                         1,927,402      1,899,023
DEFERRED INCOME TAXES                                    193,076        193,076
                                                      ----------     ----------
        Total liabilities                              2,120,478      2,092,099
                                                      ----------     ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
 Preferred stock, $5 par value - authorized
  100,000 shares: none issued
 Common stock, $.01 par value - authorized
  2,000,000 shares: 718,373 shares issued                  7,184          7,184
 Additional paid-in capital                              656,426        656,426
 Retained earnings                                     3,877,846      3,534,075
                                                      ----------     ----------
                                                       4,541,456      4,197,685
 Less common stock in treasury - at cost,
  12/31/99 - 23,916 shares, 3/31/99 -
  23,796 shares                                          (78,712)       (77,912)
                                                      ----------     ----------
     Total shareholders' equity                        4,462,744      4,119,773
                                                      ----------     ----------
TOTAL                                                 $6,583,222     $6,211,872
                                                      ==========     ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine months ended              Three months ended
                                                   December 31,                    December 31,
                                            -------------------------        ------------------------
                                               1999           1998             1999           1998
                                            ----------     ----------        ---------      ---------
REVENUES:
 Sales of merchandise                       $1,678,902     $1,525,382        $ 140,575      $ 142,233
 Room, cabin and trailer space rentals       1,592,129      1,473,881           82,623         73,540
 Snowmobile and related rentals                147,133        111,979          147,485        111,829
 Other rentals and income                      209,406        155,905            2,656          3,605
 Net gain (loss) on asset disposals              7,689         14,010           (3,470)         2,105
 Interest                                       10,402          1,233            3,232
                                            ----------     ----------        ---------      ---------
    Total revenues                           3,645,661      3,282,390          373,101        333,312
                                            ----------     ----------        ---------      ---------
COSTS AND EXPENSES:
 Cost of merchandise                         1,008,107        924,670           99,877         81,869
 Operating                                   1,556,686      1,508,481          383,863        375,858
 General and administrative                     68,602         44,809           17,275         10,960
 General and administrative - related
   party                                        85,024        102,474           26,748         35,349
 Depreciation and amortization                 327,500        273,333          113,611        100,678
 Interest - related party                       53,972         52,761           17,212         12,925
                                            ----------     ----------        ---------      ---------
    Total costs and expenses                 3,099,891      2,906,528          658,586        617,639
                                            ----------     ----------        ---------      ---------

Income (loss) before income taxes              545,770        375,862         (285,485)      (284,327)

Provision (benefit) for income taxes           202,000        140,000         (107,000)       (93,000)
                                            ----------     ----------        ---------      ---------

NET INCOME (LOSS)                           $  343,770     $  235,862        ($178,485)     ($191,327)
                                            ==========     ==========        =========      =========
NET INCOME (LOSS)PER COMMON SHARE -
  BASIC AND ASSUMING DILUTION               $     0.49     $     0.34        $   (0.26)     $   (0.28)
                                            ==========     ==========        =========      =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine months ended
                                                              December 31,
                                                       -------------------------
                                                         1999          1998
                                                       ---------    -----------
OPERATING ACTIVITIES:
  Net income                                           $ 343,770    $   235,862
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      327,500        273,333
      Net gain on asset disposals                         (7,689)       (14,010)
  Changes in assets and liabilities:
      Accounts receivable                                 (2,304)        14,784
      Accounts receivable from related party                             82,800
      Merchandise inventories                            (31,901)       (84,247)
      Prepaid expenses and other                          (1,654)       (48,467)
      Accounts payable - trade                            54,350        104,503
      Accounts payable - related party                                    4,430
      Income taxes payable                               (70,852)
      Accrued liabilities                                 (3,430)       158,208
      Advance deposits                                    48,311         51,894
                                                       ---------    -----------
          Net cash provided by operating activities      656,101        779,090
                                                       ---------    -----------
INVESTING ACTIVITIES:
      Purchases of property and equipment               (855,216)    (1,252,188)
      Proceeds from sale of property and equipment        44,750         29,366
                                                       ---------    -----------
        Net cash used in investing activities           (810,466)    (1,222,822)
                                                       ---------    -----------
FINANCING ACTIVITIES:
       Borrowings from affiliated company                               395,000
       Common stock purchased for treasury                  (800)
                                                       ---------    -----------
        Net cash (used in) provided by financing
          activities                                        (800)       395,000
                                                       ---------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (155,165)       (48,732)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           296,291        212,593
                                                       ---------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 141,126    $   163,861
                                                       =========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                   $  91,375    $    77,826
                                                       =========    ===========
            - Cash paid for income taxes               $ 142,000
                                                       =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the Nine Month Periods Ended December 31, 1999 and 1998

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

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

e. NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,505 and 694,577 shares for the nine month periods ended December 31, 1999 and 1998, respectively, and 694,477 and 694,577 for the three month periods ended December 31, 1999 and 1998, respectively.

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

2. COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to November 30, 2000, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the river, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2000. The remaining cost of this relocation is estimated to be between $600,000 and $900,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS. If the Company builds new lodging units to replace the 54-unit riverside motel, the additional cost to build these units is estimated to be between $1,000,000 and $1,200,000. This would result in a combined total cost of relocation and new construction of between $1,600,000 and $2,100,000. The Company has not made a decision at this time regarding replacing the riverside motel with new lodging units.

The Contract fee to the NPS is calculated at 2% of gross receipts (as defined), subject to review and possible adjustment every five years. For the nine months ended December 31, 1999 and 1998, this fee amounted to $70,600 and $64,400, respectively.

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

On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs have asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that requires the NPS to prepare an environmental impact statement ("EIS"). In July 1999 a draft EIS was prepared and made available for public comment (comment period ended December 1, 1999). The NPS will prepare a final EIS some time around October 2000. If the NPS is required to suspend or terminate winter activities in Yellowstone National Park, Flagg Ranch would have to suspend or discontinue its winter operations.

3. TRANSACTIONS WITH AFFILIATED COMPANIES AND RELATED PARTIES

General and administrative expenses for the nine months ended December 31, 1999 and 1998 include management fees and administrative expenses paid to related parties of approximately $85,000 and $102,000, respectively. Related parties during the nine months ended December 31, 1999 and 1998 refer to the Company's majority owner, Robert Walker, or his affiliated companies.

During October 1999, the Company renewed its line of credit from a related party (see Note 4 below). Interest paid pursuant to these borrowings for the nine
months  ended   December  31,  1999  and  1998  totaled   $91,375  and  $77,826,
respectively.

4. NOTE PAYABLE UNDER LINE OF CREDIT

During October 1999, the Company renewed its line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2000, which provides for secured borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of December 31, 1999. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of December 31, 1999 the Company was not in compliance with the minimum cash flow requirement.

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

The Company's net income for the nine months ended December 31, 1999 was $344,000 ($.49 per share). This compares to net income of $236,000 ($.34 per share) for the nine months ended December 31, 1998. The $108,000 increase in income was due primarily to increased revenues. The Company's net loss for the quarter ended December 31, 1999 was $178,000 ($.26 per share). This compares to a net loss of $191,000 ($.28 per share) for the quarter ended December 31, 1998. Changes in the Company's revenues and expenses for the nine months ended December 31, 1999 and 1998 are summarized below. These changes are also representative of the changes that occurred during the current quarter period. All references to years represent the nine month period ending December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 15 through October 15 and the winter season runs from late December through mid-March. Therefore, the quarter ended December 31, 1999 and 1998 consists of only fifteen days of operations.

REVENUES

Total revenues for 1999 increased by $363,000 or 11% from 1998. Of this increase, $28,000 was from motel and cabin rentals, $91,000 from RV park rentals, $32,000 from food and beverage revenue, $42,000 in grocery store sales, $38,000 in gift shop sales, $41,000 in gasoline sales, $18,000 from float trip revenue, $30,000 from horse rental revenue, $35,000 from snowmobile/snowcoach rental revenue and $8,000 in miscellaneous income. The primary reasons for the increases in all revenue categories is an overall increase in the number of guests staying at Flagg Ranch as well as an associated increase in per capita spending by the Company's guests.

COSTS AND EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 60% and 61%, respectively, in 1999 and 1998. Operating expenses increased by $48,000 or 3% in 1999 as compared to 1998. The ratio of operating expenses to total revenue decreased to 43% in 1999 from 46% in 1998. The primary increases in operating expenses were $32,000 in outside services and $31,000 in insurance expense. Other increases included $9,000 in repairs and maintenance, $18,000 in Company travel, $6,000 in franchise fees, $7,000 in credit card fees and a number of other expenses totaling $25,000. Offsetting these increases were decreases of $41,000 in operating supplies, $10,000 in telephone, $10,000 in advertising, $11,000 in licenses and fees and a number of other decreases totaling $8,000.

The increase in depreciation expense was attributable to the transfer of finished construction to fixed assets from construction in process. General and administrative expenses and interest expense remained fairly stable for comparable periods.

INFLATION

The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the last fiscal year, the Company began a project to relocate the riverside motel and other buildings located along the Snake River to higher ground for use as employee dormitories as well as the construction of new employee RV spaces and other ancillary buildings. During the nine months ended December 31, 1999, the Company incurred costs of approximately $650,000 related to the above construction projects. In addition the Company has purchased new vehicles and other equipment at a cost of $205,000. The Company's working capital decreased to a negative $1,628,000 at December 31, 1999 from a negative $1,481,000 at March 31, 1999.

The Company may incur additional costs of between $600,000 and $900,000 prior to November 30, 2000 to relocate employee housing units as required under the NPS Contract. The Company intends to fund these improvements through existing cash funds and cash generated from operations, plus additional borrowings from lenders. Cash generated from operations was $964,000, $432,000, and $430,000 for the fiscal years ended 1999, 1998 and 1997, respectively. Cash generated from operations for the nine months ended December 31, 1999 and 1998 was $656,000 and $779,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

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

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements                                            Page
                                                                            ----
              The following financial statements of International Leisure
              Hosts, Ltd. are included in Part I, Item 1:

              Condensed Consolidated Balance Sheets - December 31, 1999
              (Unaudited) and March 31, 1999                                  2

              Condensed Consolidated Statements of Operations - 3 and 9
              months ended December 31, 1999 and 1998 (Unaudited)             3

              Condensed Consolidated Statements of Cash Flows- 3 and 9
              months ended December 31, 1999 and 1998 (Unaudited)             4

              Notes to Unaudited Condensed Consolidated Financial
              Statements                                                      5

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

                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)


DATE: February 10, 2000                By: Robert L. Walker
                                           -------------------------------------
                                           Robert L. Walker
                                           Chairman and Chief Executive Officer


DATE: February 10, 2000                By: Michael P. Perikly
                                           -------------------------------------
                                           Michael P. Perikly
                                           President and Principal Financial
                                           Officer