Form 10KSB40
period 2000-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2000-06-29
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B. If not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $4,738,729

As of June 26, 2000, there were 694,457 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $598,000.

                                                                            Page
                                                                            ----
                                     PART I
Item 1.   Business                                                            3
Item 2.   Properties                                                          5
Item 3.   Legal Proceedings                                                   6
Item 4.   Submission of Matters to a Vote of Security Holders                 7

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Security Holder Matters                                             7
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8
Item 7.   Financial Statements and Supplemental Data                         12
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                23

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant                 23
Item 10.  Executive Compensation                                             24
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                         25
Item 12.  Certain Relationships and Related Transactions                     26

                                     PART IV

Item 13.  Exhibits (including Exhibit Index), Financial Statements,
            Schedules and Reports on Form 8-K                                27

                                     PART I

ITEM 1.  BUSINESS

     The statements contained in this Report regarding management's anticipation of the Company's facility completion schedules, quality of facilities, fulfillment of National Park Service requirements, consumer response to marketing efforts, ability to offset inflation and adequacy of financing, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, ability to complete facility construction, the market in which the Company operates, the stability of the economy and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

     International Leisure Hosts, Ltd. (the "Company") was formed under Wyoming law as a corporation on October 18, 1962. The principal business of the Company is the ownership and operation of Flagg Ranch Resort ("Flagg"), a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway approximately four miles north of Grand Teton National Park ("Grand Teton") and two miles south of the southern entrance of Yellowstone National Park ("Yellowstone").

     Flagg undertook major redevelopment plans in fiscal years 1995 and 1996 which included construction of a new main lodge building, 92 new cabin units, a maintenance building and a laundry facility. The new lodge and cabins opened for business in May 1995. The lodge, which replaced existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The new cabin units replaced 42 rustic cabin units, which were removed from the property and a 54-unit motel.

     During fiscal year 2000, Flagg provided overnight accommodations to national park visitors for up to 328 persons per night via its 92 cabins. In addition to the cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

     Flagg is operated as a seasonal resort. The two seasons, summer and winter, coincide with the opening and closing dates of the two national parks. The summer season, which runs from approximately May 15th through October 15th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 72% and 73%, respectively, of Flagg's fiscal 2000 and 1999 operating revenues.

     Prior to the recently completed redevelopment of its facilities, Flagg was not a destination stop in the summer, but instead provided basic services for visitors to the two national parks. Most of the guests stayed one to two nights and the majority of the patrons represented overflow from other national park facilities similar to those provided by Flagg. However, with the completion of the new main lodge and cabin units, management believes that Flagg now offers facilities equal to or superior to those of other national park concessionaires. As a result, Flagg intends to develop a reputation as a destination location for visitors, in addition to catering to guests staying for only one to two nights.

     The winter season, which runs from mid-December through mid-March accounted for 28% and 27%, respectively, of Flagg's fiscal 2000 and 1999 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

     Management believes that Flagg's location at the south entrance to Yellowstone makes it a premiere location for winter visitors. The road is well plowed from Jackson, Wyoming to the Flagg entrance offering easy access to Flagg for visitors. However, visitors cannot proceed past Flagg and into Yellowstone unless they are traveling via snowmobile or snowcoach. Flagg is the only vendor licensed by the NPS with unguided snowmobile tours at the south entrance to Yellowstone. In fiscal year 2000, Flagg had a fleet of 85 Polaris snowmobiles available to the public for rental. In addition, Flagg offers daily trips to Old Faithful Lodge in Yellowstone via its two 11-passenger snowcoachs. Cross-country skis and snowshoes are also available for rental.

     The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee payable to the NPS under the Contract is subject to review and adjustment every five years. For fiscal 2000, the fee was calculated at 2% of the Company's gross receipts (as defined in the Contract).

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

     On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that required the NPS to prepare an environmental impact statement ("EIS"), during which time period the Park continued activities under the then existing winter visitor-use plan.

     Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS has indicated that the alternative which eliminates snowmobiling from the Park is the preferred alternative. They have also indicated that once the winter-use plan is adopted, there would be a phase-in period of up to two years during which time the winter snowmobiling operation could be continued. It is currently anticipated that the NPS will adopt a final winter-use plan around October of 2000.

     If the NPS goes forward with its plans to eliminate snowmobiling from Yellowstone National Park, then Flagg Ranch would have to suspend or discontinue winter operations completely. This would have a significant negative impact on the revenues and financial results of the Company.

     The extensive capital investments which were required by the Company's current Contract, were made based on the Park providing road access in the winter and full winter services (i.e. snowmobile rentals) for the duration of the Contract. These services are necessary to allow the Company to recover its substantial investment and provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law. The Company relied on the Park's representations to expend millions of dollars in facilities improvements. Precluding the Company from offering its full spectrum of winter activities would materially and fundamentally alter key contract features and substantially interfere with the Company's ability to recover its investments or realize planned profit.

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

     During fiscal year 1999, the Company incurred costs of approximately $800,000 to begin moving its employee housing from its current location to the high ground above the river. During fiscal year 2000, the Company incurred additional costs of approximately $625,000 related to this move. With the completion of the 42 new cabin units in December 1998, the Company had a total of 146 lodging units consisting of 92 cabin units and a 54-unit riverside motel complex available during the majority of fiscal year 1998. The 54-unit riverside motel, which was converted to employee housing in December 1998, was not available for guest lodging during fiscal year 1999 or 2000 and the number of lodging units available for rent was 92.

     Under the terms of the Contract, the Company is required to move the existing 54-unit riverside motel, which has been converted to employee housing, from its current location to the high ground above the Snake River and make other improvements prior to December 31, 2002. The remaining cost is estimated to be between $250,000 and $500,000 depending on the extent of additional improvements required by the NPS.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $30,000 to $50,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

     There are no other material legal proceedings against International Leisure Hosts, Ltd.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     International Leisure Hosts, Ltd. common stock is traded on the OTC bulletin board, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 1999 and 2000.

                                                    Bid
                                            ------------------
         Quarter Ended                      High          Low
         -------------                      ----          ---
         June 30, 1998                      6 1/4        5 7/8
         September 30, 1998                 5 3/4        5 1/2
         December 31, 1998                  4 3/4        4 1/4
         March 31, 1999                     5 3/4        5 1/2
         June 30, 1999                      5 1/4        4 3/4
         September 30, 1999                 5            4
         December 31, 1999                  5            5
         March 31, 2000                     5            4 1/4

     Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 2000, there were 694,457 shares of outstanding common stock and an estimated 600 shareholders of record.

     The level of trading during fiscal year 2000 was approximately 2,200 shares the first quarter, 200 shares the second quarter, 1,800 shares the third quarter, and 15,800 shares the fourth quarter ended March 31, 2000. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

     It is the policy of the Company not to pay dividends but instead to retain earnings for use in the operation and expansion of its business.

SELECTED FINANCIAL DATA

     The selected financial data for each of the five years in the period ended March 31, 2000 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.


                           FISCAL YEAR ENDED MARCH 31,
                     (In thousands except per share amounts)

                                      2000     1999     1998     1997     1996
                                      ----     ----     ----     ----     ----
Total Revenues                       $4,739   $4,218   $4,631   $4,094   $3,976
Net Income (Loss)                       341      292      156     (113)     199
Net Income (Loss) Per Share-Basic       .49      .42      .23     (.16)     .29
Total Assets                          6,533    6,212    5,393    5,363    4,266
Long-Term Obligations                     0        0        0      446        0
Shareholders' Equity                  4,460    4,120    3,828    3,672    3,785
Book Value Per Share                   6.42     5.93     5.51     5.29     5.45


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's net income was $341,000, $.49 per share for the year ended March 31, 2000. This compares to net income of $292,000, $.42 per share, in 1999 and net income of $156,000, $.23 per share, in 1998. The primary factor contributing to the $49,000 increase in 2000 net income was an increase in occupancy due to higher Park attendance for the year. Changes in the Company's revenues and expenses for the fiscal years 2000 and 1999 are summarized below. All references to years represent fiscal years ended March 31.

     Total revenues for 2000 increased by $520,000 or 12% over 1999. Of this increase, $63,000 was from lodging, $91,000 from RV/tent rental, $48,000 from food service, $45,000 in gift shop sales, $51,000 in grocery store sales, $55,000 in gasoline sales, $18,000 from float trip revenue, $30,000 from trail ride revenue, $82,000 from snowmobile revenue, $26,000 from snowcoach revenue,

$4,000 from transportation revenue, and $10,000 in interest income. A decrease of $3,000 in other revenue offset these increases. The increased occupancy levels and number of guests contributed to the increases in food service, gift shop, grocery store/gasoline sales and activity rentals. In addition, increases in gasoline prices also contributed to the increase in gasoline sales.

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

     While lodging revenue for the 1999 winter season was essentially unchanged from 1998, the number of snowmobile rentals decreased from 4,622 in 1998 to 3,868 in 1999. Some of the decrease can be explained by the closure of Yellowstone Park for several days during the normally very busy Christmas to New Year's time period. The balance of the decrease is attributed to increased competition from the Jackson Hole snowmobile rental companies as well as a decrease in the overall number of winter visitors due to Delta Airlines decision to discontinue full size jet service to Jackson Hole.

COSTS AND EXPENSES

     The ratio of cost of merchandise sold to sales of merchandise was 60% in 2000, 60% in 1999, and 59% in 1998. Ending merchandise inventories increased from approximately $92,000 at March 31, 1999 to approximately $101,000 at March 31, 2000 mainly due to an increase in the gift shop inventory.

     Operating expenses increased by $153,000 or 8% in 2000 as compared to 1999; however, the ratio of operating costs to operating revenues decreased to 45% in 2000 from 47% in 1999. The major increases in expenses consisted of $21,000 in labor, $19,000 in utilities, $36,000 in snowmobile parts and gas, $3,000 in Company vehicle/travel, $32,000 in outside services, $7,000 in printing, $11,000 in credit card costs, $43,000 in insurance, $13,000 in franchise fee, and $17,000 in miscellaneous. The above increases were partially offset by decreases of $32,000 in operating supplies, $8,000 in telephone, and $9,000 in licenses and fees. The increase in insurance costs was the result of implementing a health insurance plan for year round employees. Outside services increased due to the increased revenue from the horse and float activities. Snowmobile parts and gas increased due to half of the snowmobile fleet being out of warranty and due to the increased rentals which include the first tank of gas.

     Operating expenses decreased by $545,000 or 22% in 1999 as compared to 1998. In addition, the ratio of operating costs to operating revenues decreased to 47% in 1999 from 55% in 1998. The major decreases consisted of $363,000 in labor, $20,000 in utilities, $6,000 in office supplies, $82,000 in repairs and maintenance, $26,000 in equipment rental, $107,000 in outside services, $12,000 in commissions, $9,000 in franchise fee, and $25,000 in miscellaneous. The above decreases were partially offset by increases of $8,000 in operating supplies, $7,000 in snowmobile parts and gas, $31,000 in advertising, $22,000 in telephone, $6,000 in travel, $3,000 in printing, $9,000 in credit card costs, $3,000 in postage and freight, $14,000 in licenses and fees, and $2,000 in insurance. The labor cost decrease was primarily due to elimination of guaranteed bonus/severance agreements as well as an overall reduction in the size of the labor force. Outside services decreased due to the trail ride operation being handled in-house as well as an overall reduction in float and trail ride revenue.

     General and administrative expenses increased by $66,000 or 31% in 2000 as compared to 1999. The increases consisted of $63,000 in management fees, $2,000 in postage and freight, $1,000 in travel/transportation and $3,000 in legal and accounting fees. These increases were offset by a decrease in office expenses of $3,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased to a negative $1,339,000 at March 31, 2000 from a negative $1,481,000 at March 31, 1999. Current assets increased by $138,000 primarily due to an increase in accounts receivable of $121,000 due to the sale of snowmobiles at the end of the year for $119,000. Current liabilities at March 31, 2000 of $1,894,000 were comparable to current liabilities at March 31, 1999 of $1,899,000.

     Further, during fiscal 2000, the Company incurred costs of approximately $625,000 related to certain construction projects. The Company may incur additional costs of between $250,000 and $500,000 prior to December 31, 2001 to complete the relocation of employee housing units as required under the NPS contract.

     The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $706,000, $964,000, and $432,000 for the fiscal years ended 2000, 1999 and 1998, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

     During October 1999, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2000, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of March 31, 2000. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of March 31, 2000, the Company was not in compliance with the minimum cash flow requirement. On June 22, 2000, the Company received a waiver of noncompliance for the year ended March 31, 2000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. and subsidiary (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
Phoenix, Arizona
June 26, 2000

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                2000                1999
                                                             -----------         -----------
ASSETS (Note 5)
CURRENT ASSETS:
  Cash and cash equivalents                                  $   306,354         $   296,291
  Accounts receivable                                            130,436               9,854
  Merchandise inventories                                        100,936              92,481
  Prepaid expenses and other                                      17,466              18,936
                                                             -----------         -----------
      Total current assets                                       555,192             417,562
                                                             -----------         -----------
PROPERTY AND EQUIPMENT (Notes 3 and 5):
  Buildings and improvements                                   6,248,824           5,421,138
  Equipment                                                    1,701,557           1,815,620
  Leasehold improvements                                         325,600             325,600
  Construction in progress                                       294,176             446,206
                                                             -----------         -----------
      Total property and equipment                             8,570,157           8,008,564
  Less accumulated depreciation and amortization               2,592,796           2,215,754
                                                             -----------         -----------
      Property and equipment - net                             5,977,361           5,792,810
                                                             -----------         -----------
DEPOSITS                                                                               1,500
                                                             -----------         -----------
TOTAL                                                        $ 6,532,553         $ 6,211,872
                                                             ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable under line of credit from related
   party (Note 5)                                            $ 1,460,000         $ 1,460,000
   Accounts payable:
    Trade                                                        105,291             110,240
    Related party (Note 4)                                        70,563
   Income taxes payable                                           59,851             117,684
   Accrued liabilities                                            49,371              44,257
   Advance deposits                                              149,151             166,842
                                                             -----------         -----------
      Total current liabilities                                1,894,227           1,899,023
DEFERRED INCOME TAXES (Note 2)                                   178,076             193,076
                                                             -----------         -----------
      Total liabilities                                        2,072,303           2,092,099
                                                             -----------         -----------
COMMITMENTS AND CONTINGENCIES (Note 3)
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 100,000
   shares: none issued
  Common stock, $.01 par value - authorized 2,000,000
   shares: 718,373 shares issued                                   7,184               7,184
  Additional paid-in capital                                     656,426             656,426
  Retained earnings                                            3,875,352           3,534,075
                                                             -----------         -----------
                                                               4,538,962           4,197,685
  Less common stock in treasury - at cost,
   23,916 (2000) and 23,796 (1999) shares                        (78,712)            (77,912)
                                                             -----------         -----------
      Shareholders' equity - net                               4,460,250           4,119,773
                                                             -----------         -----------
TOTAL                                                        $ 6,532,553         $ 6,211,872
                                                             ===========         ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                               2000         1999         1998
                                            ----------   ----------   ----------
REVENUES (Note 3):
 Sales of merchandise                       $2,016,254   $1,833,844   $1,821,890
 Room, cabin and trailer space rentals       1,748,613    1,578,763    1,810,328
 Snowmobile rentals                            629,559      562,284      670,537
 Other rentals and income                      331,128      240,313      324,520
 Interest                                       13,175        3,161        3,511
                                            ----------   ----------   ----------
    Total revenues                           4,738,729    4,218,365    4,630,786
                                            ----------   ----------   ----------

COSTS AND EXPENSES:
 Cost of merchandise                         1,217,105    1,099,505    1,080,088
 Operating (Note 3)                          2,132,352    1,979,078    2,523,588
 General and administrative                     59,255       56,330      100,816
 General and administrative - related
   party (Note 4)                              219,038      155,713      159,464
 Net loss on asset disposals (Note 4)           55,849       13,628       94,387
 Depreciation and amortization                 454,555      395,757      364,848
 Interest - related party (Notes 4 and 5)       78,298       69,966       91,602
                                            ----------   ----------   ----------
    Total costs and expenses                 4,216,452    3,769,977    4,414,793
                                            ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                     522,277      448,388      215,993

PROVISION FOR INCOME TAXES (Note 2)            181,000      156,878       59,538
                                            ----------   ----------   ----------
NET INCOME                                  $  341,277   $  291,510   $  156,455
                                            ==========   ==========   ==========
NET INCOME PER COMMON SHARE - BASIC
  (Note 1)                                  $     0.49   $     0.42   $     0.23
                                            ==========   ==========   ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                   COMMON STOCK       ADDITIONAL
                               --------------------     PAID-IN       RETAINED      TREASURY
                                SHARES       AMOUNT     CAPITAL       EARNINGS        STOCK
                                ------       ------     -------       --------        -----
BALANCE, APRIL 1, 1997          718,373      $7,184     $656,426     $3,086,110    ($77,912)
  Net income                                                            156,455
                               --------      ------     --------     ----------    --------
BALANCE, MARCH 31, 1998         718,373       7,184      656,426      3,242,565     (77,912)
  Net income                                                            291,510
                               --------      ------     --------     ----------    --------
BALANCE, MARCH 31, 1999         718,373       7,184      656,426      3,534,075     (77,912)
  Purchase of common stock                                                             (800)
  Net income                                                            341,277
                               --------      ------     --------     ----------    --------
BALANCE, MARCH 31, 2000         718,373      $7,184     $656,426     $3,875,352    ($78,712)
                               ========      ======     ========     ==========    ========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                           2000              1999             1998
                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   341,277       $   291,510       $   156,455
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                           454,555           395,757           364,848
   Deferred income taxes                                   (15,000)           16,090            59,538
   Net loss on asset disposals                              55,849            13,628            94,387
  Changes in assets and liabilities:
   Accounts receivable                                    (120,582)           13,446             8,528
   Accounts receivable from related party                                     82,800           (73,000)
   Income tax refund receivable                                               23,471            43,793
   Merchandise inventories                                  (8,455)          (42,087)           68,024
   Prepaid expenses and other                                2,970            (8,445)            6,554
   Deposits                                                                    1,902              (925)
   Accounts payable - trade                                 (4,949)           39,670           (57,457)
   Accounts payable - related party                         70,563           (17,929)           17,929
   Accounts payable - construction                                                             (29,226)
   Income taxes payable                                    (57,833)          117,684
   Accrued liabilities                                       5,114           (17,066)          (18,024)
   Accrued liabilities to related party                                                       (163,209)
   Advance deposits                                        (17,691)           53,749           (46,698)
                                                       -----------       -----------       -----------
       Net cash provided by operating activities           705,818           964,180           431,517
                                                       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (916,114)       (1,301,447)         (652,117)
  Proceeds from sale of property and equipment             221,159            65,965           214,935
                                                       -----------       -----------       -----------
       Net cash used in investing activities              (694,955)       (1,235,482)         (437,182)
                                                       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock purchased for treasury                         (800)
  Proceeds from long-term debt                                                                  60,000
  Payments on long-term debt                                                                  (995,000)
  Proceeds from line of credit                                               395,000         1,105,000
  Payments on line of credit                                                 (40,000)
                                                       -----------       -----------       -----------
       Net cash (used in) provided by financing
        activities                                            (800)          355,000           170,000
                                                       -----------       -----------       -----------

                                                                     (Continued)

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                           2000              1999             1998
                                                       -----------       -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   10,063            83,698           164,335

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR               296,291           212,593            48,258
                                                       -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $   306,354       $   296,291       $   212,593
                                                       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
 Cash paid for interest                                $   123,230       $   108,985       $    96,284
                                                       ===========       ===========       ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998


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

     SIGNIFICANT ACCOUNTING POLICIES - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is as follows:

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

     d. USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     e. NET INCOME PER COMMON SHARE - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,492, 694,577, and 694,577 for 2000, 1999 and 1998, respectively. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

     f. STATEMENTS OF CASH FLOWS - For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

     g. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, and accrued expenses approximate fair values due to the short-term maturities or market rates of interest.

     h. NEW ACCOUNTING PRONOUNCEMENT - The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The effective date of SFAS No. 133 is fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value. Management has not completed the analysis of the effects SFAS No. 133 will have on its financial statements.

2.   INCOME TAXES

     The provision for federal income taxes for the years ended March 31 consists of the following:

                                     2000             1999           1998
                                  ---------         --------        -------

     Current                      $ 196,000         $140,788
     Deferred                       (15,000)          16,090        $59,538
                                  ---------         --------        -------

     Total                        $ 181,000         $156,878        $59,538
                                  =========         ========        =======

     A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:

                                            2000        1999        1998
                                          --------    --------    --------

     Income taxes at federal rates        $177,574    $152,400    $ 73,500
     Other - net                             3,426       4,478     (13,962)
                                          --------    --------    --------

     Provision for income taxes           $181,000    $156,878    $ 59,538
                                          ========    ========    ========

     Deferred income taxes result from temporary differences on the recognition of certain revenue and expense items for tax and financial statement purposes, principally the gain on settlement of involuntary conversion in 1982, which resulted from fire damage, which resulted in a deferred tax liability of $194,990. The Company paid income taxes of approximately $259,000, $0, and $18,250 during the years ended March 31, 2000, 1999 and
     1998, respectively.

3.   COMMITMENTS AND CONTINGENCIES

     The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2002. The remaining cost of this relocation is estimated to be between $250,000 and $500,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS.

     The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 2000, 1999 and 1998, this fee amounted to $93,064, $79,712, and $88,374, respectively, which has been recorded as operating expense.

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

     On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that required the NPS to prepare an environmental impact statement ("EIS") during which time period the Parks continued activities under the then existing winter visitor-use plan.

     Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS has indicated that the alternative which eliminates snowmobiling from the Park is the preferred alternative. They have also indicated that once the winter-use plan is adopted, there would be a phase-in period of up to two years during which time the winter snowmobiling operation could be continued. It is currently anticipated that the NPS will adopt a final winter-use plan around October of 2000.

     If the NPS goes forward with its plans to eliminate snowmobiling from Yellowstone National Park, then Flagg Ranch would have to suspend or discontinue winter operations completely. This would have a significant negative impact on the revenues and financial results of the Company. During fiscal 2000, winter operations accounted for approximately 27% of total revenues.

     The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $30,000 to $50,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

4.   TRANSACTIONS WITH RELATED PARTIES

     General and administrative - related party expenses for the years ended March 31, 2000, 1999 and 1998 represent management fees and administrative expenses paid to related parties and totaled approximately $219,000,

     $156,000, and $160,000, respectively. Related parties during the years ended March 31, 2000, 1999 and 1998 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the year ended March 31, 2000 also include a company owned by the Company's current President, Michael P. Perikly.

     The Company incurred borrowings under a line of credit agreement with a related party (Note 5). Interest incurred for the fiscal years ended March 31, 2000, 1999 and 1998 was $123,230, $108,985 and $91,602, respectively.
     For fiscal years 2000 and 1999, the Company capitalized $44,932 and $39,019 of interest, respectively.

     In March 1998, the Company sold 96 snowmobiles for total proceeds of $144,000 and a loss of $94,387. A related party of the Company purchased 46 of these snowmobiles for a total of $82,800. During 1999, the Company repurchased 41 snowmobiles from the related party for $75,645. The Company subsequently sold the snowmobiles to an unrelated entity and recognized a loss of approximately $14,000.

     At March 31, 2000, the Company recorded payables of $70,563 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

     During the years ended March 31, 2000 and 1999, the Company paid approximately $30,000 each year to a related party for construction costs related to the new employee housing and other facility improvements.

5.   NOTE PAYABLE UNDER LINE OF CREDIT

     During October 1999, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2000, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of March 31, 2000. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of March 31, 2000, the Company was not in compliance with the minimum cash flow requirement. On June 22, 2000, the Company received a waiver of noncompliance for the year ended March 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     NAME                  AGE   POSITIONS WITH COMPANY        TERM AS DIRECTOR
     ----                  ---   ----------------------        ----------------

     Robert L. Walker      66    Chairman and CEO/Director     12/97 - Present
     A. Clarene Law        66    Director                      6/92 - Present
     Bonnie J. Walker      64    Director                      4/99 - Present
     William S. Levine     62    Director                      4/99 - Present
     Victor W. Riches      49    Director                      4/99 - Present
     Michael P. Perikly    48    President                     4/99 - Present
     Thomas J. Kase        55    Treasurer                     4/99 - Present

     Robert L. Walker was elected Chairman and C.E.O. on April 23, 1999 and was elected to the Board of Directors in December, 1997. He also served as President from September 30, 1997 to April 22, 1999. Mr. Walker has been an executive with numerous companies over the last 35 years. From 1976 to the present, he has been President of PNI, Inc., a privately owned investment company. From 1989 to 1994, he was President and Chairman of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducting pari-mutuel wagering.

     A. Clarene Law was elected to the Board of Directors on September 11, 1992. She is the owner and Chief Executive Officer of Elk Country Motels which operates four motel properties aggregating 270 rooms in Jackson, Wyoming. Mrs. Law has over 35 years experience in the hospitality industry.

     Bonnie J. Walker was elected to the Board of Directors on April 23, 1999. She has served on numerous boards and committees of various charitable organizations and since late 1997 has been associated with the Company in various capacities.

     William S. Levine was elected to the Board of Directors on April 23, 1999. He has been the Chairman and C.E.O. of Outdoor Systems, Inc., a national billboard company that recently merged with the National Broadcasting Company. Additionally he has served on various boards of directors of both private and public companies.

     Victor W. Riches was elected to the Board of Directors on April 23, 1999. He graduated from the Arizona State University College of Law (Magna Cum Laude) in 1975. He has served on numerous Boards, committees and held offices of both charitable and non-charitable organizations, including: Turf Paradise, Inc.;

Arizona Center for the Handicapped; Bethany Ranch Home; YMCA of Metropolitan Phoenix; as well as many others. Mr. Riches has published numerous articles in a variety of trade magazines. He currently is a real estate developer in Arizona, Nevada and California.

     Michael P. Perikly, CPA, was elected President of the Company on April 23, 1999. Prior to that he served as Treasurer and Chief Financial Officer of the Company from September 30, 1997 to April 22, 1999. He also served on the Board of Directors from December, 1997 until April, 1999. From 1990 to the present, he has been Chief Financial Officer of PNI, Inc., a privately owned investment company. From 1989 to 1994, Mr. Perikly was the Chief Financial Officer, Secretary and Treasurer of Turf Paradise, Inc.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         Name and principal Position              Year          Salary
         ---------------------------              ----          ------

            Michael P. Perikly                    2000          $75,000
            President*

            Robert L. Walker                      1999               --
            President**                           1998

            Elizabeth A. Nicoli                   1998               --
            President and Chairman**

            All executive officers
            as a group (three)                    2000          $75,000
                       (three)                    1999          $36,000
                       (three)                    1998          $28,000

All executive officers as a group received cash compensation for services rendered to the Company over the three years, a portion of which was paid pursuant to the management contracts described under the heading "Item 12 Certain Relationships and Related Transactions."

There are no compensation arrangements for directors.

*    Michael P. Perikly became President of the Company on April 23, 1999.

** Robert L. Walker became Chairman of the Company and its Chief Executive Officer on April 23, 1999 and served as President from September 30, 1997 to April 22, 1999.

*** Elizabeth A. Nicoli became Chairman of the Company on October 23, 1996 and served as President from October 23, 1996 until her resignation on September 29, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table indicates as of June 8, 2000, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.

     NAME AND ADDRESS                             COMMON STOCK      PERCENT HELD
     ----------------                             ------------      ------------

     Robert L. Walker                               361,669            52.08%
     Director and C.E.O.
     3207 S. Hardy Drive
     Tempe, Arizona 85282

     A. Clarene Law                                   3,000                *
     Director
     1702 E. Highland Ave., #312
     Phoenix, Arizona 85016

     Michael P. Perikly                               2,500                *
     President
     3207 S. Hardy Drive
     Tempe, Arizona 85282

     William S. Levine                              124,233 (A)         17.9%
     Director
     Levine Investments Limited Partnership
     2525 E. Camelback Rd., Suite #275
     Phoenix, Arizona 85016

     Krist A. Jake                                   73,800 (B)         10.6%
     P.O. Box 640219
     San Francisco, California 94164

     Bar-B-Bar Corporation                           37,307 (C)          5.4%
     Max C. Chapman, Jr.
     P.O. Box 194
     Scarborough, New York 10510

     All Executive Officers and                     491,402            70.76%
     Directors as a group (4 persons)

 *   Less than 1%

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

(B) Based on Schedule 13D filed with the Securities and Exchange Commission on June 7, 1997 by Krist A. Jake.

(C) Based on Schedule 13D filed with the Securities and Exchange Commission on December 6, 1991 by Bar-B-Bar Corporation and Max C. Chapman, Jr.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     General and administrative - related party expenses for the years ended March 31, 2000, 1999 and 1998 represent management fees and administrative expenses paid to related parties and totaled approximately $219,000, $156,000 and $160,000, respectively. Related parties during the years ended March 31, 2000, 1999 and 1998 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the year ended March 31, 2000 also include a company owned by the Company's current President, Michael P. Perikly.

     The Company incurred borrowings under a line of credit agreement with a related party. Interest incurred for the fiscal years ended March 31, 2000, 1999 and 1998 was $123,230, $108,985 and $91,602, respectively. For fiscal years 2000 and 1999, the Company capitalized $44,932 and $39,019 of interest, respectively.

     In March 1998, the Company sold 96 snowmobiles for total proceeds of $144,000 and a loss of $94,387. A related party of the Company purchased 46 of these snowmobiles for a total of $82,800. During 1999, the Company repurchased 41 snowmobiles from the related party for $75,645. The Company subsequently sold the snowmobiles to an unrelated entity and recognized a loss of approximately $14,000.

     At March 31, 2000 the Company recorded payables of $70,563 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

     During the years ended March 31, 2000 and 1999, the Company paid approximately $30,000 each year to a related party for construction costs related to the new employee housing and other facility improvements

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          The following consolidated financial statements of International Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

                                                                            Page
                                                                            ----

             Independent Auditors' Report                                    12

             Consolidated Balance Sheets - March 31, 2000 and 1999           13

             Consolidated Statements of Income - years ended
             March 31, 2000, 1999 and 1998                                   14

             Consolidated Statements of  Shareholders' Equity -
             years ended March 31, 2000, 1999 and 1998                       16

             Consolidated Statements of Cash Flows- years ended
             March 31, 2000, 1999 and 1998                                   17

             Notes to consolidated financial statements                      19

     (b) Exhibits

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

         10.1 United States Department of the Interior National Park Service Contract-filed with Form 10-Q dated December 31, 1989

         10.2 Pacific West Construction Contract for new lodge building filed with Form 10-KSB dated March 31, 1994

         10.3 Pacific West Construction Contract for 50 new lodging units filed with Form 10-QSB dated June 30, 1994

         10.4 Pacific West Construction contract for 42 new lodging units filed with Form 10-QSB dated September 30, 1995

         22 Subsidiaries of Registrant: incorporated by reference from the Registrant's report on Form 10-KSB dated March 31, 1994

         27       Financial Data Schedule

     (c) Reports on Form 8-K

          None

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

                                      International Leisure Hosts, Ltd.


                                      /s/ Michael P. Perikly
                                      ----------------------------------
                                      Michael P. Perikly, President
                                      Date: 6/27/00


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Michael P. Perikly                            /s/ Thomas J. Kase
---------------------------                       ---------------------------
Michael P. Perikly                                Thomas J. Kase
President                                         Treasurer
Date: 6/27/00                                     Date: 6/27/00