Form 10-Q
period 2000-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2000-08-03
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

                           Commission File No. 0-3858
                                               --------

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


         Issuer's telephone number, including area code (480) 829-7600
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,477 shares of $.01 par value common stock outstanding as of June 30, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June             March
                                                                   30, 2000          31, 2000
                                                                 -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $   394,412       $   306,354
  Accounts receivable                                                 16,286           130,436
  Income tax refund receivable                                        31,800
  Merchandise inventories                                            231,095           100,936
  Prepaid expenses and other                                          31,136            17,466
                                                                 -----------       -----------
      Total current assets                                           704,729           555,192
                                                                 -----------       -----------
PROPERTY AND EQUIPMENT:
  Buildings and improvements                                       6,248,824         6,248,824
  Equipment                                                        1,731,040         1,701,557
  Leasehold improvements                                             325,600           325,600
  Construction in process                                            384,100           294,176
                                                                 -----------       -----------
      Total property and equipment                                 8,689,564         8,570,157
  Less accumulated depreciation and amortization                   2,685,269         2,592,796
                                                                 -----------       -----------
      Property and equipment - net                                 6,004,295         5,977,361
                                                                 -----------       -----------

TOTAL                                                            $ 6,709,024       $ 6,532,553
                                                                 ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable under line of credit from related party           $ 1,460,000       $ 1,460,000
  Accounts payable:
     Trade                                                           181,864           105,291
     Related party                                                    21,093            70,563
  Income taxes payable                                                                  59,851
  Accrued liabilities                                                102,316            49,371
  Advance deposits                                                   379,502           149,151
                                                                 -----------       -----------
      Total current liabilities                                    2,144,775         1,894,227
DEFERRED INCOME TAXES                                                178,076           178,076
                                                                 -----------       -----------
      Total liabilities                                            2,322,851         2,072,303
                                                                 -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized, 100,000 shares;
   none issued
  Common stock, $.01 par value - authorized, 2,000,000 shares;
   issued, 718,373 shares                                              7,184             7,184
  Additional paid-in capital                                         656,426           656,426
  Retained earnings                                                3,801,275         3,875,352
                                                                 -----------       -----------
                                                                   4,464,885         4,538,962

  Less common stock in treasury - at cost, 23,916 shares             (78,712)          (78,712)
                                                                 -----------       -----------
      Shareholders' equity - net                                   4,386,173         4,460,250
                                                                 -----------       -----------
TOTAL                                                            $ 6,709,024       $ 6,532,553
                                                                 ===========       ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      For the three months ended
                                                              June 30,
                                                      -------------------------
                                                         2000           1999
                                                      ---------       ---------
REVENUES:
 Sales of merchandise                                 $ 358,289       $ 355,823
 Room, cabin and trailer space rentals                  309,846         332,358
 Other rentals and income                                45,676          47,741
 Interest                                                 2,410           1,443
                                                      ---------       ---------
    Total revenues                                      716,221         737,365
                                                      ---------       ---------

COSTS AND EXPENSES:
 Cost of merchandise                                    212,232         216,049
 Operating                                              419,008         419,254
 General and administrative                              36,024          30,746
 General and administrative - related party              35,155          28,881
 Net loss on asset disposals                              1,015           2,050
 Depreciation and amortization                           91,256         106,830
 Interest - related party                                27,408          20,206
                                                      ---------       ---------
    Total costs and expenses                            822,098         824,016
                                                      ---------       ---------

Loss before income taxes                               (105,877)        (86,651)

Benefit for income taxes                                (31,800)         (9,332)
                                                      ---------       ---------

NET LOSS                                              $ (74,077)      $ (77,319)
                                                      =========       =========
 NET LOSS PER COMMON SHARE - Basic                    $   (0.11)      $   (0.11)
                                                      =========       =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three months ended June 30,
                                                     ---------------------------
                                                          2000          1999
                                                       ---------     ---------
OPERATING ACTIVITIES:
  Net loss                                             ($ 74,077)    ($ 77,319)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                          91,256       106,830
   Net loss on asset disposals                             1,015         2,050
  Changes in assets and liabilities:
   Accounts receivable                                   114,150         8,709
   Income tax refund receivable                          (31,800)      (22,500)
   Merchandise inventories                              (130,159)     (131,219)
   Prepaid expenses and other                            (13,670)       (8,239)
   Accounts payable - trade                               76,573       193,066
   Accounts payable - related party                      (49,470)       34,208
   Income taxes payable                                  (59,851)     (117,684)
   Accrued liabilities                                    52,945        55,493
   Advance deposits                                      230,351       191,054
                                                       ---------     ---------
        Net cash provided by operating activities        207,263       234,449
                                                       ---------     ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment                   (126,705)     (144,306)
  Proceeds from sale of property and equipment             7,500        18,650
                                                       ---------     ---------
        Net cash used in investing activities           (119,205)     (125,656)
                                                       ---------     ---------
FINANCING ACTIVITIES:
  Common stock purchased for treasury                                     (700)
                                                       ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 88,058       108,093

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             306,354       296,291
                                                       ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 394,412     $ 404,384
                                                       =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                               $  35,180     $  30,030
                                                       =========     =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Periods Ended June 30, 2000 and 1999

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

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

e. NET INCOME PER COMMON SHARE - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,477 and 694,560 shares for the three month periods ended June 30, 2000 and 1999, respectively. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

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

h. NEW ACCOUNTING PRONOUNCEMENT - The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The effective date of SFAS No. 133 is fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value. Management has not completed the aof the effects SFAS No. 133 will have on its financial statements.

2. COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2002. The remaining cost of this relocation is estimated to be between $165,000 and $415,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS.

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the three months ended June 30, 2000, and 1999, this fee amounted to $13,900, and $14,350, respectively, which has been recorded as operating expense.

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

The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one-week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor
Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $30,000 to $50,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

3. TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the three months ended June 30, 2000 and 1999 represent management fees and administrative expenses paid to related parties and totaled approximately $35,000, and $29,000, respectively. Related parties during the three months ended June 30, 2000, and 1999 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the three month period ended June 30, 2000 also include a company owned by the Company's current President, Michael P. Perikly.

The Company incurred borrowings under a line of credit agreement with a related party (Note 4). Interest incurred for the three months ended June 30, 2000 and 1999 was $35,180 and $30,030, respectively.

At March 31, 2000, the Company recorded payables of $21,093 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

4. NOTE PAYABLE UNDER LINE OF CREDIT

During October 1999, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2000, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,460,000 on this line of credit as of June 30, 2000. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of June 30, 2000, the Company was not in compliance with the minimum cash flow requirement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report regarding management's anticipation of the Company's facility completion schedules, quality of facilities, fulfillment of National Park Service requirements, consumer response to marketing efforts, ability to offset inflation and adequacy of financing, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, ability to complete facility construction, the market in which the Company operates, the stability of the economy and stability of the regulatory e Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward- looking information will prove to be accurate.

The Company's net loss for the first quarter ended June 30, 2000 was $74,000 ($.11 per share). This compares to a net loss of $77,000 ($.11 per share) for the quarter ended June 30, 1999. The $3,000 decrease in loss is primarily due to an increase in the income tax benefit, offset by a decrease in room, cabin and trailer space rentals from the prior quarter. Changes in the Company's revenues and expenses for the quarters ended June 30, 2000 and 1999 are summarized below. All references to years, represent quarters ending June 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 22 through October 8 and the winter season runs from late December through mid-March. Therefore, the first quarter ended June 30, 2000 consists of only thirty-nine days of operations.

REVENUES

Total revenues for 2000 decreased by $21,000 or 3% from 1999. Of this decrease, $18,000 was from motel and cabin rentals, $4,000 from RV park rentals, $5,000 from float trip revenue, $8,000 in gift shop sales and $3,000 in grocery store sales. Increases of $1,000 from food services, $11,000 in gasoline sales, and $5,000 in miscellaneous income offset the above decreases. The primary reason for the decrease in cabin rentals as well as RV park rentals is due to a decrease in the number of days of operation during the respective first quarters from 45 days to 39 days. The primary reason for the decreases in the various retail areas is due to fewer guests staying in the cabins and RV park. The primary reason for the increase in gasoline sales is due to the higher per gallon selling price of gasoline.

EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 59% and 61%, respectively, in 2000 and 1999. Operating expenses remained constant in 2000 as compared to 1999. The ratio of operating expenses to total revenue increased to 59% in 2000 from 57% in 1999.

INFLATION

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the last fiscal year, the Company continued work on a project to relocate the riverside motel and other buildings located along the Snake River to higher ground for use as employee dormitories as well as the construction of new employee management housing. During the quarter ended June 30, 2000, the Company incurred costs of approximately $86,000 related to the above construction projects. In addition the Company has purchased new vehicles and other equipment at a cost of $41,000. As a result, the working capital decreased to a negative $1,440,000 at June 30, 2000 from a negative $1,339,000 at March 31, 2000.

The Company may incur additional costs of between $165,000 to $415,000 prior to December 31, 2002 to finish relocating the employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $706,000, $964,000, and $432,000 for the fiscal years ended 2000, 1999 and 1998, respectively. Cash generated from operations for the quarters ended June 30, 2000 and 1999 was $207,000 and $234,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one-week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor
Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $30,000 to $50,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  1. Financial Statements

          The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

                                                                            Page
                                                                            ----
          Condensed Consolidated Balance Sheets -
          June 30, 2000 (Unaudited) and March 31, 2000                        2

          Condensed Consolidated Statements of Operations -
          3 months ended June 30, 2000 and 1999 (Unaudited)                   3

          Condensed Consolidated Statements of Cash Flows-
          3 months ended June 30, 2000 and1999 (Unaudited)                    4

          Notes to unaudited condensed consolidated financial statements      5

     (b)  The following exhibits are incorporated by reference as indicated:

          3.1 By-Laws-Adopted June 22, 1992 - filed with Form 10-K dated March 31, 1992

          3.2 Articles of Incorporation - filed with Form 10-K dated March 31, 1986, pages 32-41

          10.1 United States Department of the Interior National Park Service Contract - filed with Form 10-Q dated December 31, 1989

          27   Financial Data Schedule - filed herewith

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)


DATE: August 1, 2000               BY: /s/ Robert L. Walker
                                       -----------------------------------------
                                       Robert L. Walker
                                       Chairman and Chief Executive Officer



DATE: August 1, 2000               BY: /s/ Michael P. Perikly
                                       -----------------------------------------
                                       Michael P. Perikly
                                       President and Principal Financial Officer