Form 10QSB
period 2000-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2000-11-09
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                                 (480) 829-7600
               -------------------------------------------------
               (Issuer's telephone number, including area code )

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,457 shares of $.01 par value common stock outstanding as of September 30, 2000.

                                   PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30,        March 31,
                                                                   2000               2000
                                                               -----------        -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $   105,540        $   306,354
  Accounts receivable                                               15,679            130,436
  Merchandise inventories                                          120,668            100,936
  Prepaid expenses and other                                        38,918             17,466
                                                               -----------        -----------
      Total current assets                                         280,805            555,192
                                                               -----------        -----------
PROPERTY AND EQUIPMENT:
  Buildings and improvements                                     6,258,425          6,248,824
  Equipment                                                      1,722,599          1,701,557
  Leasehold improvements                                           325,600            325,600
  Construction in process                                          585,462            294,176
                                                               -----------        -----------
      Total property and equipment                               8,892,086          8,570,157
  Less accumulated depreciation and amortization                 2,742,973          2,592,796
                                                               -----------        -----------
      Property and equipment - net                               6,149,113          5,977,361
                                                               -----------        -----------
DEPOSITS                                                             1,500
                                                               -----------        -----------
TOTAL                                                          $ 6,431,418        $ 6,532,553
                                                               ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable under line of credit from related party         $   950,000        $ 1,460,000
  Accounts payable:
    Trade                                                          181,879            105,291
    Related party                                                   48,327             70,563
  Income taxes payable                                             106,851             59,851
  Accrued liabilities                                               40,819             49,371
  Advance deposits                                                 121,839            149,151
                                                               -----------        -----------
      Total current liabilities                                  1,449,715          1,894,227
DEFERRED INCOME TAXES                                              170,076            178,076
                                                               -----------        -----------
      Total liabilities                                          1,619,791          2,072,303
                                                               -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 100,000
   shares; none issued
  Common stock, $.01 par value - authorized 2,000,000
   shares; issued, 718,373 shares                                    7,184              7,184
  Additional paid-in capital                                       656,426            656,426
  Retained earnings                                              4,226,729          3,875,352
                                                               -----------        -----------
                                                                 4,890,339          4,538,962
  Less common stock in treasury - at cost, 23,916 shares           (78,712)           (78,712)
                                                               -----------        -----------
      Shareholders' equity - net                                 4,811,627          4,460,250
                                                               -----------        -----------
      TOTAL                                                    $ 6,431,418        $ 6,532,553
                                                               ===========        ===========

See notes to unaudited condensed consolidated financial statements

                                     2 of 13

                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     Six months ended         Three months ended
                                                       September 30,             September 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
REVENUES:
  Sales of merchandise                            $1,286,880   $1,538,327   $  928,591   $1,182,571
  Room, cabin and trailer space rentals            1,204,267    1,509,505      894,421    1,176,005
  Other rentals and income                           182,208      206,398      136,531      158,657
  Net gain on asset disposals                                      11,159                    13,209
  Interest                                             6,946        7,170        4,536        5,727
                                                  ----------   ----------   ----------   ----------
      Total revenues                               2,680,301    3,272,559    1,964,079    2,536,169
                                                  ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Cost of merchandise                                759,556      908,231      547,324      698,796
  Operating                                        1,047,215    1,172,825      628,207      746,677
  General and administrative                          57,918       37,502       21,894       12,031
  General and administrative - related party          70,663       72,101       35,508       37,945
  Net loss on asset disposals                          4,170                     3,155
  Depreciation and amortization                      168,692      213,889       77,437      107,058
  Interest - related party                            46,710       36,760       19,302       16,580
                                                  ----------   ----------   ----------   ----------
      Total costs and expenses                     2,154,924    2,441,308    1,332,827    1,619,087
                                                  ----------   ----------   ----------   ----------

Income before income taxes                           525,377      831,251      631,252      917,082

Provision for income taxes                           174,000      309,000      205,800      318,000
                                                  ----------   ----------   ----------   ----------

      NET INCOME                                  $  351,377   $  522,251   $  425,452   $  599,082
                                                  ==========   ==========   ==========   ==========

      NET INCOME PER COMMON SHARE                 $     0.51   $     0.75   $     0.61   $     0.86
                                                  ==========   ==========   ==========   ==========

See notes to unaudited condensed consolidated financial statements

                                     3 of 13

                       INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six months ended
                                                            September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ---------      ---------
OPERATING ACTIVITIES:
  Net income                                           $ 351,377      $ 522,251
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                         168,692        213,889
   Net loss (gain) on asset disposals                      4,170        (11,159)
  Changes in assets and liabilities:
   Accounts receivable                                   114,757          8,353
   Merchandise inventories                               (19,732)          (475)
   Prepaid expenses and other                            (22,952)        (4,715)
   Accounts payable - trade                               76,588        155,388
   Accounts payable - related party                      (22,236)        20,613
   Income taxes payable                                   47,000        108,148
   Accrued liabilities                                    (8,552)        12,226
   Advance deposits                                      (27,312)       (86,130)
   Deferred income taxes                                  (8,000)
                                                       ---------      ---------
          Net cash provided by operating activities      653,800        938,389
                                                       ---------      ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment                   (379,114)      (451,685)
  Proceeds from sale of property and equipment            34,500         43,750
                                                       ---------      ---------
          Net cash used in investing activities         (344,614)      (407,935)
                                                       ---------      ---------
FINANCING ACTIVITIES:
  Loan payments to related party                        (510,000)
  Common stock purchased for treasury                                      (700)
                                                       ---------      ---------
          Net cash used in financing activities         (510,000)          (700)
                                                       ---------      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (200,814)       529,754

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             306,354        296,291
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 105,540      $ 826,045
                                                       =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  - Cash paid for interest                             $  66,506      $  60,390
                                                       =========      =========
  - Cash paid for income taxes                         $  75,000      $  70,000
                                                       =========      =========

See notes to unaudited condensed consolidated financial statements

                                     4 of 13

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          For the Six Month Periods Ended September 30, 2000 and 1999


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

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

                                     5 of 13

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

e. NET INCOME PER COMMON SHARE - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,477 and 694,519 shares for the six month periods ended September 30, 2000 and 1999, respectively. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

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

h. NEW ACCOUNTING PRONOUNCEMENT - The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The effective date of SFAS No. 133 for the Company is the fiscal quarter beginning April 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value. Management does not believe that SFAS No. 133 will have a significant effect on its financial statements.

2. COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2002. The remaining cost of this relocation is estimated to be between $100,000 and $350,000 depending on the number of employee housing units and the extent of additional improvements required by the NPS.

                                     6 of 13

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the six months ended September 30, 2000, and 1999, this fee amounted to $54,400, and $63,450, respectively, which has been recorded as operating expense.

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

Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS has indicated that the alternative which eliminates snowmobiling from the Park is the preferred alternative. They have also indicated that once the winter-use plan is adopted, there would be a phase-in period of up to three years during which time the winter snowmobiling operation could be continued. It is currently anticipated that the NPS will adopt a final winter-use plan around mid-November of 2000.

If the NPS goes forward with its plans to eliminate snowmobiling from Yellowstone National Park, then Flagg Ranch would have to suspend or discontinue winter operations completely. This would have a significant negative impact on the revenues and financial results of the Company. During fiscal 2000, winter operations accounted for approximately 27% of total revenues.

The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one-week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor
Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $40,000 to $60,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

                                     7 of 13

3. TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the six months ended September 30, 2000 and 1999 represent management fees and administrative expenses paid to related parties and totaled approximately $71,000, and $72,000, respectively. Related parties during the six months ended September 30, 2000, and 1999 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the six month period ended September 30, 2000 also include a company owned by the Company's current President, Michael P. Perikly.

The Company incurred borrowings under a line of credit agreement with a related party (Note 4). Interest incurred for the six months ended September 30, 2000 and 1999 was $66,506 and $60,390, respectively. During the six month period ended September 30, 2000, the Company repaid $510,000 on the line of credit agreement.

At September 30, 2000, the Company recorded payables of $48,327 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

4. NOTE PAYABLE UNDER LINE OF CREDIT

During October 1999, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2000, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $950,000 on this line of credit as of September 30, 2000. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of September 30, 2000, the Company was not in compliance with the minimum cash flow requirement. On October 1, 2000 the Agreement was renewed until September 30, 2001.

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

The Company's net income for the six months ended September 30, 2000 was $351,000 ($.51 per share). This compares to net income of $522,000 ($.75 per share) for the six months ended September 30, 1999. The $171,000 decrease in income is primarily attributable to the loss of revenue resulting from the closure and evacuation of the Company's facilities for two weeks during August 2000 due to the fire danger in the immediate area from the surrounding fires

                                     8 of 13
that threatened the Park during the summer. The Company has limited business interruption insurance that the Company believes will cover some of the losses incurred. Insurance adjusters are currently reviewing the Company's loss calculations to determine the coverage amounts. While none of the Company's facilities were damaged, the closure and fire threat prompted a large number of cancellations even after the facilities reopened. The Company's net income for the quarter ended September 30, 2000 was $425,000 ($.61 per share). This compares to net income of $599,000 ($.86 per share) for the quarter ended September 30, 1999. Changes in the Company's revenues and expenses for the three and six months ended September 30, 2000 and 1999 are summarized below. All references to years, represent the six month period ending September 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 22 through October 8 and the winter season runs from late December through mid-March.

REVENUES

Total revenues for 2000 decreased by $592,000 or 18% from 1999. Of this decrease, $249,000 was from motel and cabin rentals, $56,000 from RV park rentals, $98,000 from food services, $63,000 from grocery store sales, $67,000 from gift shop sales, $23,000 from gasoline sales, $15,000 from float trip revenue, $13,000 in trail ride rentals and $8,000 in miscellaneous income. Total revenues for the three months ended September 30, 2000 decreased by $572,000 or 23% from 1999. Of this decrease, $230,000 was from motel and cabin rentals, $52,000 from RV park rentals, $$99,000 from food services, $61,000 from grocery store sales, $60,000 from gift shop sales, $34,000 from gasoline sales, $10,000 from float trip revenue, $12,000 in trail ride rentals, and $14,000 in miscellaneous income. The primary reason for the decrease in all revenue items is due to the closure and evacuation of the Company's facilities for two weeks in August as a result of the fires in the surrounding areas of the Park.

EXPENSES

The ratio of cost of merchandise sold to sales of merchandise was 59% in 2000 and 1999. Operating expenses decreased by $126,000 or 11% in 2000 as compared to 1999. The ratio of operating expenses to total revenue increased to 39% in 2000 from 36% in 1999. Of this decrease, $77,000 was from labor, $24,000 in utilities, $5,000 in office supplies, $5,000 in equipment rental, $15,000 in snowmobile parts and gas, $14,000 in outside services, $14,000 in telephone costs, $9,000 in Company vehicle and travel, $5,000 in printing, $8,000 in credit card fees, $4,000 in licenses and fees, and $9,000 in franchise fees. Offsetting these decreases were increases of $31,000 in operating supplies, $9,000 in repairs and maintenance, $4,000 in advertising, $5,000 in postage and freight, $9,000 in insurance, and $5,000 in other items. Depreciation decreased primarily as a result of a number of large dollar items becoming fully depreciated in the prior fiscal year. General and administrative expenses increased $20,000 or 54% in 2000 as compared to 1999. Of this increase, $12,000 was in legal and accounting fees, $6,000 in travel and transportation, and $2,000 in other items.

                                     9 of 13

INFLATION

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

LIQUIDITY AND CAPITAL RESOURCES

During the prior fiscal year, the Company continued work on a project to relocate it's riverside motel and other buildings located along the Snake River to higher ground for use as employee dormitories as well as the construction of new employee management housing. During the six months ended September 30, 2000, the Company incurred costs of approximately $291,000 related to the above construction projects. In addition the Company has purchased new vehicles and other equipment at a cost of $88,000. Also, during the six months ended September 30, 2000 the Company repaid $510,000 on the line of credit agreement with a related party. The Company's working capital increased to a negative $1,169,000 at September 30, 2000 from a negative $1,339,000 at March 31, 2000.

The Company may incur additional costs of between $100,000 to $350,000 prior to December 31, 2002 to finish relocating the employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $706,000, $964,000, and $432,000 for the fiscal years ended 2000, 1999 and 1998, respectively. Cash generated from operations for the six months ended September 30, 2000 and 1999 was $654,000 and $938,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

                                    10 of 13

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one-week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $40,000 to $60,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

ITEM 5. OTHER MATERIALLY IMPORTANT EVENTS

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Financial Statements                                               Page
                                                                            ----
         The following financial statements of International
         Leisure Hosts, Ltd. are included in Part I, Item 1:

         Condensed  Consolidated Balance Sheets - September 30, 2000
           (Unaudited) and March 31, 2000                                     2

         Condensed  Consolidated  Statements  of Income - Three and
           Six months ended September 30, 2000 and 1999 (Unaudited)           3

         Condensed Consolidated Statements of Cash Flows -Six months
           ended September 30, 2000 and 1999 (Unaudited)                      4

         Notes to unaudited condensed consolidated financial statements       5

                                    11 of 13

     (c) The following exhibits are incorporated by reference as indicated:

         3.1 By-Laws-Adopted June 22, 1992 filed with Form 10-K dated March 31, 1992

         3.2 Articles of Incorporation-filed with Form 10-K dated March 31, 1986, pages 32-41

         10.1 United States Department of the Interior National Park Service Contract-filed with Form 10-Q dated December 31, 1989

                                    12 of 13

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------
                                  (REGISTRANT)


DATE: November 7, 2000                  BY: ROBERT L. WALKER
                                            ------------------------------------
                                            Robert L. Walker
                                            Chairman and Chief Executive Officer


DATE: November 7, 2000                  BY: MICHAEL P. PERIKLY
                                            ------------------------------------
                                            Michael P. Perikly
                                            President and Principal Financial
                                            Officer

                                    13 of 13