Form 10QSB
period 2000-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2001-02-01
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Wyoming                                         86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

        3207 S. Hardy Drive
             Tempe, AZ                                    85282
---------------------------------------                 ---------
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

                           YES   |X|                    NO    |_|

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date.

There were 694,457 shares of $.01 par value common stock outstanding as of December 31, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       December      March
                                                       31, 2000     31, 2000
                                                     -----------   -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                        $   166,560   $   306,354
    Accounts receivable                                    3,342       130,436
    Merchandise inventories                              169,156       100,936
    Prepaid expenses and other                            22,672        17,466
                                                     -----------   -----------
        Total current assets                             361,730       555,192
                                                     -----------   -----------
PROPERTY AND EQUIPMENT:
    Buildings and improvements                         6,258,425     6,248,824
    Equipment                                          2,069,719     1,701,557
    Leasehold improvements                               325,600       325,600
    Construction in process                              678,282       294,176
                                                     -----------   -----------
        Total property and equipment                   9,332,026     8,570,157
    Less accumulated depreciation and amortization     2,827,056     2,592,796
                                                     -----------   -----------
        Property and equipment - net                   6,504,970     5,977,361
                                                     -----------   -----------
DEPOSITS                                                   1,500
                                                     -----------
TOTAL                                                $ 6,868,200   $ 6,532,553
                                                     ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable:
       Bank                                          $   425,004   $
       Related party                                   1,035,000     1,460,000
    Accounts payable:
       Trade                                             163,289       105,291
       Related party                                                    70,563
    Income taxes payable                                  37,351        59,851
    Accrued liabilities                                   38,426        49,371
    Advance deposits                                     290,133       149,151
                                                     -----------   -----------
        Total current liabilities                      1,989,203     1,894,227
DEFERRED INCOME TAXES                                    170,076       178,076
                                                     -----------   -----------
        Total liabilities                              2,159,279     2,072,303
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized,
      100,000 shares; none issued
    Common stock, $.01 par value - authorized,
      2,000,000 shares; issued, 718,373 shares             7,184         7,184

    Additional paid-in capital                           656,426       656,426
    Retained earnings                                  4,124,023     3,875,352
                                                     -----------   -----------
                                                       4,787,633     4,538,962

    Less common stock in treasury - at cost,
      23,916 shares                                      (78,712)      (78,712)
                                                     -----------   -----------
        Shareholders' equity - net                     4,708,921     4,460,250
                                                     -----------   -----------
TOTAL                                                $ 6,868,200   $ 6,532,553
                                                     ===========   ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Nine months ended      Three months ended
                                                   December 31,           December 31,
                                             ----------------------  -----------------------
                                                2000       1999         2000         1999
                                             ----------  ----------  ----------   ----------
REVENUES:
 Sales of merchandise                        $1,397,080  $1,678,902  $  110,200   $  140,575
 Room, cabin and trailer space rentals        1,247,096   1,592,129      42,829       82,623
 Other rentals and income                       520,237     356,539     338,029      150,141
 Net gain on asset disposals                                  7,689
 Interest                                         7,917      10,402         971        3,232
                                             ----------  ----------  ----------   ----------
    Total revenues                            3,172,330   3,645,661     492,029      376,571
                                             ----------  ----------  ----------   ----------
COSTS AND EXPENSES:
 Cost of merchandise                            819,181   1,008,107      59,625       99,877
 Operating                                    1,437,290   1,556,686     390,075      383,863
 General and administrative                      87,196      68,602      29,278       17,275
 General and administrative - related party     131,042      85,024      60,379       26,748
 Net loss on asset disposals                      4,693                     523        3,470
 Depreciation and amortization                  251,018     327,500      82,326      113,611
 Interest                                         7,240                   7,240
 Interest - related party                        58,999      53,972      12,289       17,212
                                             ----------  ----------  ----------   ----------
    Total costs and expenses                  2,796,659   3,099,891     641,735      662,056
                                             ----------  ----------  ----------   ----------
Income (loss) before income taxes               375,671     545,770    (149,706)    (285,485)

Provision (benefit) for income taxes            127,000     202,000     (47,000)    (107,000)
                                             ----------  ----------  ----------   ----------
NET INCOME (LOSS)                            $  248,671  $  343,770  ($ 102,706)  ($ 178,485)
                                             ==========  ==========  ==========   ==========
NET INCOME (LOSS) PER COMMON SHARE           $     0.36  $     0.49  $    (0.15)  $    (0.26)
                                             ==========  ==========  ==========   ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine months ended December 31,
                                                        -------------------------------
                                                               2000         1999
                                                             ---------   ---------

OPERATING ACTIVITIES:
  Net income                                                 $ 248,671   $ 343,770
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            251,018     327,500
      Net loss (gain) on asset disposals                         4,693      (7,689)
  Changes in assets and liabilities:
      Accounts receivable                                      127,094      (2,304)
      Merchandise inventories                                  (68,220)    (31,901)
      Prepaid expenses and other                                (6,706)     (1,654)
      Accounts payable - trade                                  57,998      54,350
      Accounts payable - related party                         (70,563)
      Income taxes payable                                     (22,500)    (70,852)
      Accrued liabilities                                      (10,945)     (3,430)
      Advance deposits                                         140,982      48,311
      Deferred income taxes                                     (8,000)
                                                             ---------   ---------
          Net cash provided by operating activities            643,522     656,101
                                                             ---------   ---------
INVESTING ACTIVITIES:
      Purchases of property and equipment                     (817,820)   (855,216)
      Proceeds from sale of property and equipment              34,500      44,750
                                                             ---------   ---------
        Net cash used in investing activities                 (783,320)   (810,466)
                                                             ---------   ---------
FINANCING ACTIVITIES:
      Loan payments to related party                          (425,000)
      Borrowings under note payable                            425,004
      Common stock purchased for treasury                                     (800)
                                                             ---------   ---------
        Net cash provided by (used in) financing activities          4        (800)
                                                             ---------   ---------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                    (139,794)   (155,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   306,354     296,291
                                                             ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 166,560   $ 141,126
                                                             =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                         $ 101,665   $  91,375
                                                             =========   =========
            - Cash paid for income taxes                     $  97,500   $ 142,000
                                                             =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Periods Ended December 31, 2000 and 1999

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

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

e. Net Income per Common Share - Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,457 and 694,505 shares for the nine month periods ended December 31, 2000 and 1999, respectively and 694,457 and 694,477 for the three month periods ended December 31, 2000 and 1999, respectively. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

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

i. Reclassifications - Certain reclassifications have been made in the 1999 financial statements to conform to the presentation in 2000.

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

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the nine months ended December 31, 2000, and 1999, this fee amounted to $60,871, and $70,600 respectively, which has been recorded as operating expense.

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

Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS has adopted the draft winter-use plan which eliminates snowmobiling from the Park with a phase-in period of three years during which time the winter snowmobiling operation may be continued.

A lawsuit has been filed by various other organizations to overturn the NPS's decision and other efforts to either overturn or modify the winter-use plan are ongoing. If these efforts are unsuccessful, then Flagg Ranch would have to suspend or discontinue winter operations completely. This would have a significant negative impact on the revenues and financial results of the Company. During fiscal 2000, winter operations accounted for approximately 27% of total revenues.

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

3.   TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the nine months ended December 31, 2000 and 1999 represent management fees and administrative expenses paid to related parties and totaled approximately $131,000, and $85,000, respectively. Related parties during the nine months ended December 31, 2000, and 1999 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the nine month period ended December 31, 2000 also include a company owned by the Company's current President, Michael P. Perikly.

Interest incurred on related party debt (see note 4) for the nine months ended December 31, 2000 and 1999 was $59,000 and $54,000, respectively. During the nine month period ended December 31, 2000, the Company repaid $425,000 on the related party line of credit agreement.

4.   NOTES PAYABLE UNDER LINES OF CREDIT

During October 2000, the Company renewed a line of credit agreement ("Agreement") with an affiliated company, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. The Agreement was renewed until September 30, 2001. On December 1, 2000, the Company entered into a line of credit agreement ("Agreement") with a second affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under both Agreements are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,035,000 on the lines of credit as of December 31, 2000. The terms of the Agreements contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of December 31, 2000, the Company was not in compliance with the minimum cash flow requirement.

On October 5, 2000 the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $425,004 on the JSB Agreement as of December 31, 2000.

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

The Company's net income for the nine months ended December 31, 2000 was $249,000 ($.36 per share). This compares to net income of $344,000 ($.49 per share) for the nine months ended December 31, 1999. The $95,000 decrease in income is primarily attributable to the loss of revenue resulting from the closure and evacuation of the Company's facilities for two weeks during August 2000 due to the fire danger in the immediate area from the surrounding fires that threatened the Park during the summer. The Company has limited business interruption insurance that has covered some of the losses incurred. While none of the Company's facilities were damaged, the closure and fire threat prompted a large number of cancellations even after the facilities reopened. The Company's net loss for the quarter ended December 31, 2000 was $103,000 ($.15 per share). This compares to a net loss of $178,000 ($.26 per share) for the quarter ended December 31, 1999. Changes in the Company's revenues and expenses for the three and nine months ended December 31, 2000 and 1999 are summarized below. All references to years, represent the nine month period ending December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 22 through October 8 and the winter season runs from late December through mid-March.

Revenues

Total revenues for 2000 decreased by $473,000 or 13% from 1999. Of this decrease, $289,000 was from motel and cabin rentals, $56,000 from RV park rentals, $114,000 from food services, $69,000 from grocery store sales, $72,000 from gift shop sales, $26,000 from gasoline sales, $15,000 from float trip revenue, and $13,000 in trail ride rentals. Offsetting these decreases were increases of $12,000 in winter activities and $169,000 in other income resulting primarily from a payment by our insurance company for business interruption coverage. Total revenues for the three months ended December 31, 2000 increased by $115,000 or 31% from 1999. Of this increase, $12,000 was from winter activities and $173,000 from other income resulting from the insurance company payment. Offsetting these increases were decreases of $39,000 from motel and cabin rentals, $16,000 from food services, $6,000 from grocery store sales, $5,000 from gift shop sales, and $4,000 from gasoline sales. The primary reason for the decrease in all revenue items is due to a shortening of the end of our summer season by 7 days and the beginning of our winter season by 4 days as well as the closing of the property in mid-August due to the fire danger in the Park.

Expenses

The ratio of cost of merchandise sold to sales of merchandise was 59% and 60% in 2000 and 1999, respectively. Operating expenses decreased by $119,000 or 8% in 2000 as compared to 1999. The ratio of operating expenses to total revenue increased to 45% in 2000 from 43% in 1999. Of this decrease, $94,000 was from labor, $10,000 in utilities, $3,000 in office supplies, $13,000 in equipment rental, $13,000 in snowmobile parts and gas, $14,000 in outside services, $12,000 in telephone costs, $15,000 in Company vehicle and travel, $7,000 in printing, $4,000 in credit card fees, and $10,000 in franchise fees. Offsetting these decreases were increases of $29,000 in operating supplies, $6,000 in repairs and maintenance, $14,000 in advertising, $6,000 in postage and freight, $11,000 in insurance, and $10,000 in other items. Depreciation decreased primarily as a result of a number of large dollar items becoming fully depreciated in the prior fiscal year. General and administrative expenses increased $19,000 or 27% in 2000 as compared to 1999.

Of this increase, $9,000 was in legal and accounting fees, $8,000 in travel and transportation, and $2,000 in other items. General and administrative expenses - related party increased by 46,000 or 54% in 2000 as compared to 1999 primarily due to a reclassification of certain accounting fees and an increase in payments for management fees.

Inflation

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

During the prior fiscal year, the Company continued work on a project to relocate it's riverside motel and other buildings located along the Snake River to higher ground for use as employee dormitories as well as the construction of new employee management housing. During the nine months ended December 31, 2000, the Company incurred costs of approximately $371,000 related to the above construction projects. In addition the Company has purchased new vehicles and other equipment at a cost of $447,000. The Company's working capital decreased to a negative $1,627,000 at December 31, 2000 from a negative $1,339,000 at March 31, 2000.

The Company may incur additional costs of between $100,000 to $350,000 prior to December 31, 2002 to finish relocating the employee housing units as required under the NPS Contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $706,000, $964,000, and $432,000 for the fiscal years ended 2000, 1999 and 1998, respectively. Cash generated from operations for the nine months ended December 31, 2000 and 1999 was $644,000 and $656,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

On October 5, 2000 the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), expiring on September 8, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $425,004 on the JSB Agreement as of December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM I.           Legal Proceedings

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

                  None

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) 1. Financial Statements                             Page

                  The following financial statements of
                  International Leisure Hosts, Ltd. are included in
                  Part I, Item 1:

                  Condensed Consolidated Balance Sheets - December 31,
                  2000 (Unaudited) and March 31, 2000                          2

                  Condensed Consolidated Statements of Operations -
                  Three and Nine months ended December 31, 2000 and
                  1999 (Unaudited)                                             3

                  Condensed Consolidated Statements of Cash Flows-
                  Nine months ended December 31, 2000 and1999
                  (Unaudited)                                                  4

                  Notes to Unaudited Condensed Consolidated Financial
                  Statements                                                   5

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

                                             INTERNATIONAL LEISURE HOSTS, LTD.
                                             ---------------------------------
                                                       (REGISTRANT)

DATE:  January 31, 2001          BY: ROBERT L. WALKER
      -----------------             ------------------------------------------
                                     Robert L. Walker
                                     Chairman and Chief Executive Officer



DATE:  January 31, 2001          BY: MICHAEL P. PERIKLY
      ------------------            ------------------------------------------
                                     Michael P. Perikly
                                     President and Principal Financial Officer