Form 10KSB40
period 2001-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2001-06-20
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 2001

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Wyoming                                           86-0224163
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

    3207 S. Hardy Drive, Tempe, AZ                           85282
---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

Issuer's telephone number, including area code (480) 829-7600

Securities registered under Section 12(b) of the Act:

                                                  Name of each exchange
     Title of Each Class                           on which registered
     -------------------                         -------------------------
              NONE
     -------------------                         -------------------------

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

              YES   |X|                                   NO   |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B. If not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year.  $4,539,198

As of May 31, 2001, there were 694,407 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $614,000.

                                    PART I
                                                                 Page
                                                                 ----
Item 1.      Business                                              4

Item 2.      Properties                                            6

Item 3.      Legal Proceedings                                     7

Item 4.      Submission of Matters to a Vote of                    7
             Security Holders

                             PART II

Item 5.      Market for the Registrant's Common                    8
             Stock and Related Security Holder Matters

Item 6.      Management's Discussion and Analysis                  9
             of Financial Condition and Results of
             Operations

Item 7.      Financial Statements                                 13

Item 8.      Changes in and Disagreements with                    26
             Accountants on Accounting and Financial
             Disclosure

                             PART III

Item 9.      Directors and Executive Officers of the              26
             Registrant

Item 10.     Executive Compensation                               27

Item 11.     Security Ownership of Certain                        28
             Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions       29

                             PART IV

Item 13.     Exhibits (including Exhibit Index),                  30
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

         Flagg undertook major redevelopment plans in fiscal years 1995 and 1996 which included construction of a new main lodge building, 92 new cabin units, a maintenance building and a laundry facility. The new lodge and cabins opened for business in May 1995. The lodge, which replaced existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The new cabin units replaced 42 rustic cabin units, which were removed from the property, and a 54-unit motel.

         During fiscal year 2001, Flagg provided overnight accommodations to national park visitors for up to 328 persons per night via its 92 cabins. In addition to the cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

         Flagg is operated as a seasonal resort. The two seasons, summer and winter, coincide with the opening and closing dates of the two national parks. The summer season, which runs from approximately May 15th through October 15th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 65% and 72%, respectively, of Flagg's fiscal 2001 and 2000 operating revenues.

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

         The winter season, which runs from mid-December through mid-March accounted for 35% and 28%, respectively, of Flagg's fiscal 2001 and 2000 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

         Management believes that Flagg's location at the south entrance to Yellowstone makes it a premiere location for winter visitors. The road is well plowed from Jackson, Wyoming to the Flagg entrance offering easy access to Flagg for visitors. However, visitors cannot proceed past Flagg and into Yellowstone unless they are traveling via snowmobile or snowcoach. Flagg is the only vendor licensed by the NPS with unguided snowmobile tours at the south entrance to Yellowstone. In fiscal year 2001, Flagg had a fleet of 85 Polaris snowmobiles available to the public for rental. In addition, Flagg offers daily trips to Old Faithful Lodge in Yellowstone via its two 11-passenger snowcoachs. Cross-country skis and snowshoes are also available for rental.

         The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee payable to the NPS under the Contract is subject to review and adjustment every five years. For fiscal 2001, the fee was calculated at 2% of the Company's gross receipts (as defined in the Contract).

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

         A lawsuit has been filed by various other organizations to overturn the NPS's decision and other efforts to either overturn or modify the winter-use plan are ongoing. If these efforts are unsuccessful, then Flagg Ranch would have to suspend or discontinue winter operations completely. This would have a significant negative impact on the revenues and financial results of the Company. During fiscal 2001, winter operations accounted for approximately 35 percent of total revenues..

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

         During fiscal year 2000, the Company incurred costs of approximately $625,000 to move its employee housing from its current location to the high ground above the river. During fiscal year 2001, the Company incurred additional costs of approximately $433,000 related to this move.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

         International Leisure Hosts, Ltd. common stock is traded on the OTC bulletin board, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 2000 and 2001.

                                              Bid
                                     ---------------------
                                     High              Low
                                     ----              ---
         Quarter Ended
         -------------
         June 30, 1999               5 1/4             4 3/4
         September 30, 1999          5                 4
         December 31, 1999           5                 5
         March 31, 2000              5                 4 1/4
         June 30, 2000               5                 3 1/2
         September 30, 2000          4 7/8             4
         December 31, 2000           5 1/2             4 1/2
         March 31, 2001              5                 4 3/4

         Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 2001, there were 694,407 shares of outstanding common stock and an estimated 600 shareholders of record.

         The level of trading during fiscal year 2001 was approximately 9,600 shares the first quarter, 11,100 shares the second quarter, 5,900 shares the third quarter, and 300 shares the fourth quarter ended March 31, 2001. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

         It is the policy of the Company not to pay dividends but instead to retain earnings for use in the operation and expansion of its business.

Selected Financial Data

         The selected financial data for each of the five years in the period ended March 31, 2001 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                                               YEAR ENDED MARCH 31,
                                      (In thousands except per share amounts)
                                      ---------------------------------------
                                                      2001           2000             1999            1998            1997
                                                      ----           ----             ----            ----            ----
Total Revenues                                      $4,539         $4,739           $4,218          $4,631          $4,094
Net Income (Loss)                                      427            341              292             156           (113)
Net Income (Loss) Per Share-                           .62            .49              .42             .23           (.16)
  Basic

Total Assets                                         6,710          6,533            6,212           5,393           5,363
Long-Term Obligations                                    0              0                0               0             446
Shareholders' Equity                                 4,887          4,460            4,120           3,828           3,672
Book Value Per Share                                  7.04           6.42             5.93            5.51            5.29

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         The Company's net income was $427,000, $.62 per share for the year ended March 31, 2001. This compares to net income of $341,000, $.49 per share, in 2000 and net income of $292,000, $.42 per share, in 1999. The primary factor contributing to the $86,000 increase in 2001 net income was an increase in snowmobile and snowcoach rentals during the winter season. Changes in the Company's revenues and expenses for the fiscal years 2001 and 2000 are summarized below. All references to years represent fiscal years ended March 31.

         Total revenues for 2001 decreased by $200,000 or 4% from 2000. Of this decrease, $264,000 was from lodging, $56,000 from RV/tent rental, $130,000 from food service, $52,000 from grocery store sales, $65,000 from gift shop sales, $16,000 from float trip revenue, $13,000 from trail ride revenue, and $3,000 in interest income. Offsetting these decreases were increases of $8,000 in gasoline sales, $185,000 in snowmobile rental, $14,000 in snowcoach rental, $19,000 in transportation revenue, and $173,000 in other income, primarily insurance proceeds from the Company's business interruption policy. All of the decreases are mainly attributable to the temporary closure of the Company's resort during the summer season due to wildfires in Yellowstone and Grand Teton Parks. Increases in winter activities, snowmobile, snowcoach and transportation, are due to higher numbers of winter visitors, possibly due to the anticipated future elimination of snowmobile use in the Parks. Gasoline sales increased due to increases in unit sales prices.

         Total revenues for 2000 increased by $520,000 or 12% over 1999. Of this increase, $63,000 was from lodging, $91,000 from RV/tent rental, $48,000 from food service, $45,000 in gift shop sales, $51,000 in grocery store sales, $55,000 in gasoline sales, $18,000 from float trip revenue, $30,000 from trail ride revenue, $82,000 from snowmobile revenue, $26,000 from snowcoach revenue, $4,000 from transportation revenue, and $10,000 in interest income. There was also a decrease of $3,000 in other revenue. The increased occupancy levels and number of guests contributed to the increases in food service, gift shop, grocery store/gasoline sales and activity rentals. In addition, increases in gasoline prices also contributed to the increase in gasoline sales.

Costs and Expenses

         The ratio of cost of merchandise sold to sales of merchandise was 59% in 2001, 60% in 2000, and 60% in 1999. Ending merchandise inventories increased from approximately $101,000 at March 31, 2000 to approximately $112,000 at March 31, 2001 mainly due to increases in gift shop and snowmobile clothing inventory.

          Operating expenses decreased by $155,000 or 7% in 2001 as compared to 2000. In addition, the ratio of operating costs to operating revenues decreased to 44% in 2001 from 45% in 2000. The major decreases in expenses consisted of $111,000 in labor, $18,000 in utilities, $12,000 in equipment rental, $14,000 in outside services, $19,000 in telephone, $36,000 in Company vehicle/travel, $16,000 in printing, $3,000 in property taxes, $6,000 in franchise fees and $7,000 in various other accounts. The above decreases were partially offset by increases of $39,000 in operating supplies, $4,000 in office supplies, $4,000 in repairs and maintenance, $14,000 in snowmobile parts and gas, $3,000 in credit card fees, $11,000 in postage and freight, $3,000 in licenses and fees, and $9,000 in insurance. Labor, utilities, outside services, and franchise fees all decreased due to the temporary closure of the property during the summer due to wildfires. Telephone costs decreased due to a change in the long distance carrier which resulted in lower per minute charges. Snowmobile parts and gas increased due to the increased rentals which include the first tank of gas. Insurance increased due to increases in health insurance rates.

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

         General and administrative expenses increased by $135,000 or 49% in 2001 as compared to 2000 primarily due to higher management fees and increased legal fees due to the proposed elimination of winter snowmobiling. The increases consisted of $49,000 in management fees, $5,000 in office supplies, $9,000 in travel/transportation, $63,000 in legal and accounting fees, and $12,000 in fire related expenses. These increases were offset by a decrease in postage and freight of $2,000 and various other expenses of $1,000.

         General and administrative expenses increased by $66,000 or 31% in 2000 as compared to 1999. The increases consisted of $63,000 in management fees, $2,000 in postage and freight, $1,000 in travel/transportation, and $3,000 in legal and accounting fees. These increases were partially offset by a decrease in office expenses of $3,000.

Inflation

         The Company expects that it will be able to offset increased costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

         Working capital decreased to a negative $1,360,000 at March 31, 2001 from a negative $1,339,000 at March 31, 2000. Current assets decreased by $248,000 primarily due to decreases in cash and accounts receivable. Current liabilities decreased by $227,000 primarily due to a reduction in notes payable under lines of credit. This also accounts for the reduction in cash at March 31, 2001 from the prior year.

         Further, during fiscal 2001, the Company incurred costs of approximately $433,000 related to certain construction projects. The Company may incur additional costs of between $250,000 and $500,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

         The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $884,000, $706,000, and $964,000 for the fiscal years ended 2001, 2000 and 1999, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

         During October 2000, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2001, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2001, the Company was not in compliance with the minimum cash flow requirement. On May 17, 2001, the Company received a waiver of noncompliance for the year ended March 31, 2001.

         During October 2000, the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus
 .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $422,420 on the JSB Agreement as of March 31, 2001.

         During December 2000, the Company entered into an Agreement with an affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $250,000 on this line of credit as of March 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2001, the Company was not in compliance with the minimum cash flow requirement. On May 17, 2001, the Company received a waiver of noncompliance for the year ended March 31, 2001.

Item 7.      Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. and subsidiary (the "Company") as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona

May 17, 2001

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND 2000

----------------------------------------------------------------------------------------------------------------------
                                                                                              2001             2000
                                                                                           ----------       ----------
ASSETS (Note 5)
CURRENT ASSETS:
    Cash and cash equivalents                                                                $174,991         $306,354
    Accounts receivable                                                                         1,338          130,436
    Merchandise inventories                                                                   112,002          100,936
    Prepaid expenses and other                                                                 18,754           17,466
                                                                                           ----------       ----------
        Total current assets                                                                  307,085          555,192
                                                                                           ----------       ----------
PROPERTY AND EQUIPMENT (Notes 3 and 5):
    Buildings and improvements                                                              6,258,425        6,248,824
    Equipment                                                                               2,010,789        1,701,557
    Leasehold improvements                                                                    325,600          325,600
    Construction in progress                                                                  726,833          294,176
                                                                                           ----------       ----------
        Total property and equipment                                                        9,321,647        8,570,157
    Less accumulated depreciation and amortization                                          2,918,567        2,592,796
                                                                                           ----------       ----------
        Property and equipment - net                                                        6,403,080        5,977,361
                                                                                           ----------       ----------
TOTAL                                                                                      $6,710,165       $6,532,553
                                                                                           ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit from related party  (Note 5)                          $835,000       $1,460,000
   Note payable under line of credit (Note 5)                                                 422,420
   Accounts payable:
      Trade                                                                                   201,639          105,291
      Related party (Note 4)                                                                                    70,563
   Income taxes payable                                                                        24,454           59,851
   Accrued liabilities                                                                         44,750           49,371
   Advance deposits                                                                           139,012          149,151
                                                                                           ----------       ----------
        Total current liabilities                                                           1,667,275        1,894,227
DEFERRED INCOME TAXES (Note 2)                                                                156,076          178,076
                                                                                           ----------       ----------
        Total liabilities                                                                   1,823,351        2,072,303
                                                                                           ----------       ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: 718,373 shares issued           7,184            7,184
    Additional paid-in capital                                                                656,426          656,426
    Retained earnings                                                                       4,302,166        3,875,352
                                                                                           ----------       ----------
                                                                                            4,965,776        4,538,962
    Less common stock in treasury - at cost, 23,966 (2001) and 23,916 (2000) shares           (78,962)         (77,912)
                                                                                           ----------       ----------
        Shareholders' equity - net                                                          4,886,814        4,460,250
                                                                                           ----------       ----------
TOTAL                                                                                      $6,710,165       $6,532,553
                                                                                           ==========       ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------
                                                                      2001                2000               1999
                                                                   ----------         ----------         ----------
REVENUES (Note 3):
 Sales of merchandise                                              $1,769,628         $2,016,254         $1,833,844
 Room, cabin and trailer space rentals                              1,428,073          1,748,613          1,578,763
 Snowmobile rentals                                                   814,082            629,559            562,284
 Other rentals and income                                             340,481            331,128            240,313
 Insurance proceeds                                                   177,011
 Interest                                                               9,923             13,175              3,161
                                                                   ----------         ----------         ----------
    Total revenues                                                  4,539,198          4,738,729          4,218,365
                                                                   ----------         ----------         ----------
COSTS AND EXPENSES:
 Cost of merchandise                                                1,052,514          1,217,105          1,099,505
 Operating (Note 3)                                                 1,977,198          2,132,352          1,979,078
 General and administrative                                           145,610             59,255             56,330
 General and administrative - related party (Note 4)                  267,774            219,038            155,713
 Net loss on asset disposals (Note 4)                                  25,399            267,774             13,628
 Depreciation and amortization                                        360,916            454,555            395,757
 Interest:
         Related party (Notes 4 and 5)                                 59,650             78,298             69,966
         Other                                                         21,347
                                                                   ----------         ----------         ----------
    Total costs and expenses                                        3,910,408          4,216,452          3,769,977
                                                                   ----------         ----------         ----------

INCOME BEFORE INCOME TAXES                                            628,790            522,277            448,388

PROVISION FOR INCOME TAXES (Note 2)                                   201,976            181,000            156,878
                                                                   ----------         ----------         ----------
NET INCOME                                                         $  426,814         $  341,277         $  291,510
                                                                   ==========         ==========         ==========
NET INCOME PER COMMON SHARE - BASIC (Note 1)                       $     0.61         $     0.49         $     0.42
                                                                   ==========         ==========         ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------------

                                                       Common Stock               Additional
                                                     ------------------------      Paid-in       Retained        Treasury
                                                     Shares            Amount      Capital       Earnings          Stock
                                                     -------           ------      -------       ---------        -------
BALANCE, APRIL 1, 1998                               718,373          $7,184      $656,426      $3,242,565       ($77,912)
  Net income                                                                                       291,510
                                                     -------           -----       -------       ---------        -------
BALANCE, MARCH 31, 1999                              718,373           7,184       656,426       3,534,075        (77,912)
  Purchase of common stock                                                                                           (800)
  Net income                                                                                       341,277
                                                     -------           -----       -------       ---------        -------
BALANCE, MARCH 31, 2000                              718,373           7,184       656,426       3,875,352        (78,712)
  Purchase of common stock                                                                                           (250)
  Net income                                                                                       426,814
                                                     -------           -----       -------       ---------        -------
BALANCE, MARCH 31, 2001                              718,373          $7,184      $656,426      $4,302,166       ($78,962)
                                                     =======          ======      ========      ==========       ========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000, AND 1999

-----------------------------------------------------------------------------------------------------------------------
                                                                             2001               2000            1999
                                                                          -----------         ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $426,814          $341,277         $291,510
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                          360,916           454,555          395,757
      Deferred income taxes                                                  (22,000)          (15,000)          16,090
      Net loss on asset disposals                                             25,399            55,849           13,628
  Changes in assets and liabilities:
      Accounts receivable                                                    129,098          (120,582)          13,446
      Accounts receivable from related party                                                                     82,800
      Income tax refund receivable                                                                               23,471
      Merchandise inventories                                                (11,066)           (8,455)         (42,087)
      Prepaid expenses and other                                              (1,289)            2,970           (8,445)
      Deposits                                                                                                    1,902
      Accounts payable - trade                                                96,349            (4,949)          39,670
      Accounts payable - related party                                       (70,563)           70,563          (17,929)
      Income taxes payable                                                   (35,397)          (57,833)         117,684
      Accrued liabilities                                                     (4,621)            5,114          (17,066)
      Advance deposits                                                       (10,139)          (17,691)          53,749
                                                                          -----------         ---------      ----------
          Net cash provided by operating activities                          883,501           705,818          964,180
                                                                          -----------         ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                   (913,884)         (916,114)      (1,301,447)
      Proceeds from sale of property and equipment                           101,850           221,159           65,965
                                                                          -----------         ---------      ----------
        Net cash used in investing activities                               (812,034)         (694,955)      (1,235,482)
                                                                          -----------         ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock purchased for treasury                                       (250)             (800)
      Proceeds from line of credit                                         1,007,420                            395,000
      Payments on line of credit                                          (1,210,000)                           (40,000)
                                                                          -----------         ---------      ----------
        Net cash (used in) provided by financing activities                 (202,830)             (800)         355,000
                                                                          -----------         ---------      ----------
                                                                                                             (Continued)

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001, 2000, AND 1999

-----------------------------------------------------------------------------------------------------------------------
                                                                             2001               2000            1999
                                                                          -----------         ---------      ----------
NET (DECREASE) INCREASE IN CASH AND CASH                                     (131,363)           10,063          83,698
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  306,354           296,291         212,593
                                                                          -----------         ---------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   174,991         $ 306,354      $  296,291
                                                                          ===========         =========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

    Cash paid for interest                                                $    80,997         $ 123,230      $  108,985
                                                                          ===========         =========      ==========
    Cash paid for income taxes                                            $   202,500         $ 259,000      $        0
                                                                          ===========         =========      ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

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

         Significant Accounting Policies - The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is as follows:

         a. Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary after elimination of all significant intercompany transactions and accounts.

         b. Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

         c. Merchandise inventories are stated at the lower of aggregate cost (first-in, first-out basis) or market.

         d. Property and equipment are stated at cost. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

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

         e. Income taxes - Deferred income taxes have been provided for the temporary differences between financial statement and income tax reporting on certain transactions.

         f. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         g. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407, 694,492, and 694,577 for 2001, 2000 and 1999, respectively.
                  Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

         h. Estimated Fair Value of Financial Instruments - The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, and accrued expenses approximate fair values due to the short-term maturities or market rates of interest.

         i. New Accounting Pronouncement - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective date of SFAS No. 133 is fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value. Management has determined that there will not be significant impact to the financial statements from implementing SFAS No. 133..

2.       INCOME TAXES

         The provision for federal income taxes for the years ended March 31 consists of the following:

                                  2001               2000             1999
                                --------           --------         --------
Current                         $223,976           $196,000         $140,788
Deferred                         (22,000)           (15,000)          16,090
                                --------           --------         --------
Total                           $201,976           $181,000         $156,878
                                ========           ========         ========


         A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:

                                  2001               2000             1999
                                --------           --------         --------
Income taxes at federal rates   $213,789           $177,574         $152,400
Other - net                      (11,813)             3,426            4,478
                                --------           --------         --------
Provision for income taxes      $201,976           $181,000         $156,878
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

         The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 2001, 2000 and 1999, this fee amounted to $86,910, $93,064, and $79,712, respectively, which has been recorded as operating expense.

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

         A lawsuit has been filed by various other organizations to overturn the NPS's decision and other efforts to either overturn or modify the winter-use plan are ongoing. If these efforts are unsuccessful, then Flagg Ranch would have to suspend or discontinue winter operations completely. This would have a significant negative impact on the revenues and financial results of the Company. During fiscal 2001, winter operations accounted for approximately 35 percent of total revenues.

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

         During the Company's 2000 summer season, Yellowstone National Park and the surrounding areas were evacuated due to fire danger, causing a disruption to the Company's business. The Company filed a claim under its business interruption policy but is still in negotiations for the final payment. Total proceeds received as of March 31, 2001 were $177,000.

4.       TRANSACTIONS WITH RELATED PARTIES

         General and administrative - related party expenses for the years ended March 31, 2001, 2000 and 1999 represent management fees and administrative expenses paid to related parties and totaled $267,774, $219,038, and $155,713, respectively. Related parties during the years ended March 31, 2001, 2000 and 1999 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the years ended March 31, 2001 and 2000 also include a company owned by the Company's current President, Michael P. Perikly.

         The Company incurred borrowings under line of credit agreements with related parties (Note 5). Interest incurred for the years ended March 31, 2001, 2000 and 1999 was $112,115, $123,230 and $108,985,
         respectively. For fiscal years 2001, 2000 and 1999, the Company capitalized $52,465, $44,932 and $39,019 of interest, respectively.

         During 1999, the Company repurchased 41 snowmobiles from a related party for $75,645. The Company subsequently sold the snowmobiles to an unrelated entity and recognized a loss of approximately $14,000.

         At March 31, 2000, the Company recorded payables of $70,563 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

         During the years ended March 31, 2001 and 2000, the Company paid approximately $30,000 each year to a related party for construction costs related to the new employee housing and other facility improvements.

5.       NOTES PAYABLE UNDER LINES OF CREDIT

         The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2001, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of March 31, 2001, the Company was not in compliance with the minimum cash flow requirement. On May 17, 2001, the Company received a waiver of noncompliance for the year ended March 31, 2001.

         The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $422,420 on the JSB Agreement as of March 31, 2001.

         The Company has an Agreement with an affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $250,000 on this line of credit as of March 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of March 31, 2001, the Company was not in compliance with the minimum cash flow requirement. On May 17, 2001, the Company received a waiver of noncompliance for the year ended March 31, 2001.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         None

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

NAME                   AGE     POSITIONS WITH COMPANY            TERM AS
                                                                 DIRECTOR

Robert L. Walker       67      Chairman and CEO/Director         12/97 - Present
A. Clarene Law         67      Director                          6/92 - Present
Bonnie J. Walker       65      Director                          4/99 - Present
William S. Levine      63      Director                          4/99 - Present
Victor W. Riches       50      Director                          4/99 - Present
Michael P. Perikly     49      President                         4/99 - Present
Thomas J. Kase         56      Secretary/Treasurer               4/99 - Present

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

Item 10.       Executive Compensation

SUMMARY COMPENSATION TABLE

      (A)                           (B)                 (C)
Name and principal
Position                            Year              Salary
------------------                  ----             --------
Michael P. Perikly                  2001             $125,000
President*                          2000             $ 75,000

Robert L. Walker                    1999                 -
President**

All executive officers
as a group (three)                  2001             $125,000
           (three)                  2000             $ 75,000
           (three)                  1999             $ 36,000

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         The following table indicates as of May 22, 2001, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.

Name and Address                            Common Stock            Percent Held
----------------                            ------------            ------------
Robert L. Walker                                 366,669                   52.8%
Director and C.E.O.
3207 S. Hardy Drive
Tempe, Arizona 85282

A. Clarene Law                                     3,000                       *
Director
1702 E. Highland Ave., #312
Phoenix, Arizona 85016

Michael P. Perikly                                 2,500                       *
President
3207 S. Hardy Drive
Tempe, Arizona 85282

William S. Levine                                124,233  (A)              17.9%
Director
Levine Investments Limited Partnership
2525 E. Camelback Rd., Suite #275
Phoenix, Arizona 85016


Krist A. Jake                                     73,800  (B)              10.6%
P.O. Box 640219
San Francisco, California 94164

Bar-B-Bar Corporation                             37,307  (C)               5.4%
Max C. Chapman, Jr.
P.O. Box 194
Scarborough, New York 10510

All Executive Officers and                       496,402                   71.5%
Directors as a group (4 persons)

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

(B) Based on Schedule 13D filed with the Securities and Exchange Commission on June 7, 1997 by Krist A. Jake.

(C) Based on Schedule 13D filed with the Securities and Exchange Commission on December 6, 1991 by Bar-B-Bar Corporation and Max C. Chapman, Jr.

Item 12.          Certain Relationships and Related Transactions

         General and administrative - related party expenses for the years ended March 31, 2001, 2000 and 1999 represent management fees and administrative expenses paid to related parties and totaled $267,774, $219,038, and $155,713, respectively. Related parties during the years ended March 31, 2001, 2000 and 1999 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the years ended March 31, 2001 and 2000 also include a company owned by the Company's current President, Michael P. Perikly.

         The Company incurred borrowings under line of credit agreements with related parties (Note 5). Interest incurred for the years ended March 31, 2001, 2000 and 1999 was $112,115, $123,230 and $108,985, respectively. For fiscal years 2001, 2000 and 1999, the Company capitalized $52,465, $44,932 and $39,019 of interest, respectively.

         During 1999, the Company repurchased 41 snowmobiles from a related party for $75,645. The Company subsequently sold the snowmobiles to an unrelated entity and recognized a loss of approximately $14,000.

         At March 31, 2000, the Company recorded payables of $70,563 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

         During the years ended March 31, 2001 and 2000, the Company paid approximately $30,000 each year to a related party for construction costs related to the new employee housing and other facility improvements.

PART IV

Item 13.          Exhibits, Financial Statements, Schedules and Reports on
                  Form 8-K

(a)      1.       Financial Statements                                Page

The following consolidated financial statements of International
Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

         Independent Auditors' Report                                  13

         Consolidated Balance Sheets - March 31, 2001
         and 2000                                                      14

         Consolidated Statements of Income - years ended
         March 31, 2001, 2000 and 1999                                 15

         Consolidated Statements of  Shareholders' Equity -
         years ended March 31, 2001, 2000 and 1999                     16

         Consolidated Statements of Cash Flows-
         years ended March 31, 2001, 2000 and 1999                     17

         Notes to consolidated financial statements                    19

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

                                      International Leisure Hosts, Ltd.
                                      ------------------------------------------

                                      /s/ Michael P. Perikly
                                      ------------------------------------------
                                      Michael P. Perikly, President
                                      Date:  6/20/01


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Michael P. Perikly                         /s/ Thomas J. Kase
-----------------------------------           --------------------------------
Michael P. Perikly                            Thomas J. Kase
President                                     Treasurer
Date:  6/20/01                                Date:   6/20/01