Form 10QSB
period 2001-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2001-08-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Wyoming                                          86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3207 S. Hardy Drive
Tempe, AZ                                                   85282
---------------------------------------                    --------
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

                           YES   |X|                     NO |_|

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of June 30, 2001.

                         PART I - FINANCIAL INFORMATION
ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June        March
                                                                                 30, 2001      31, 2001
                                                                                -----------   -----------
                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   299,531   $   174,991
    Accounts receivable                                                               2,205         1,338
    Income tax refund receivable                                                     25,000
    Merchandise inventories                                                         205,472       112,002
    Prepaid expenses and other                                                       42,209        18,754
                                                                                -----------   -----------
        Total current assets                                                        574,417       307,085
                                                                                -----------   -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                    6,504,051     6,258,425
    Equipment                                                                     2,017,974     2,010,789
    Leasehold improvements                                                          325,600       325,600
    Construction in progress                                                        570,455       726,833
                                                                                -----------   -----------
        Total property and equipment                                              9,418,080     9,321,647
    Less accumulated depreciation and amortization                                3,012,209     2,918,567
                                                                                -----------   -----------
        Property and equipment - net                                              6,405,871     6,403,080
                                                                                -----------   -----------
TOTAL                                                                           $ 6,980,288   $ 6,710,165
                                                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit from related party                       $   885,000   $   835,000
   Note payable under line of credit                                                500,000       422,420
   Accounts payable - trade                                                         179,359       201,639
   Income taxes payable                                                                            24,454
    Accrued liabilities                                                             112,439        44,750
    Advance deposits                                                                308,135       139,012
                                                                                -----------   -----------
        Total current liabilities                                                 1,984,933     1,667,275
DEFERRED INCOME TAXES                                                               156,076       156,076
                                                                                -----------   -----------
        Total liabilities                                                         2,141,009     1,823,351
                                                                                -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: issued 718,373
      shares                                                                          7,184         7,184
    Additional paid-in capital                                                      656,426       656,426
    Retained earnings                                                             4,254,631     4,302,166
                                                                                -----------   -----------
                                                                                  4,918,241     4,965,776
    Less common stock in treasury - at cost, 23,966 shares                          (78,962)      (78,962)
                                                                                -----------   -----------
        Shareholders' equity - net                                                4,839,279     4,886,814
                                                                                -----------   -----------
TOTAL                                                                           $ 6,980,288   $ 6,710,165
                                                                                ===========   ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the three months ended
                                                   June 30,
                                             ---------------------
                                               2001        2000
                                             ---------   ---------
REVENUES:

 Sales of merchandise                        $ 340,357   $ 358,289
 Room, cabin and trailer space rentals         327,427     309,846
 Other rentals and income                       89,757      45,676
 Interest                                          490       2,410
                                             ---------   ---------
    Total revenues                             758,031     716,221
                                             ---------   ---------
COSTS AND EXPENSES:
 Cost of merchandise                           221,890     212,232
 Operating                                     437,565     419,008
 General and administrative                     35,206      36,024
 General and administrative - related party     33,750      35,155
 Net loss on asset disposals                                 1,015
 Depreciation and amortization                  89,059      91,256
 Interest                                        4,525
 Interest - related party                        8,571      27,408
                                             ---------   ---------
    Total costs and expenses                   830,566     822,098
                                             ---------   ---------
Loss before income taxes                       (72,535)   (105,877)

Benefit for income taxes                       (25,000)    (31,800)
                                             ---------   ---------
NET LOSS                                     ($ 47,535)  ($ 74,077)
                                             =========   =========
NET LOSS PER COMMON SHARE - BASIC            $   (0.07)  $   (0.11)
                                             =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Three months ended June 30,
                                                     ---------------------
                                                        2001       2000
                                                     ---------   ---------
OPERATING ACTIVITIES:
  Net loss                                           ($ 47,535)  ($ 74,077)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                     89,059      91,256
      Net loss on asset disposals                                    1,015
  Changes in assets and liabilities:
      Accounts receivable                                 (867)    114,150
      Income tax refund receivable                     (25,000)    (31,800)
      Merchandise inventories                          (93,470)   (130,159)
      Prepaid expenses and other                       (23,455)    (13,670)
      Accounts payable - trade                         (22,280)     76,573
      Accounts payable - related party                             (49,470)
      Income taxes payable                             (24,454)    (59,851)
      Accrued liabilities                               67,689      52,945
      Advance deposits                                 169,123     230,351
                                                     ---------   ---------
          Net cash provided by operating activities     88,810     207,263

INVESTING ACTIVITIES:
      Purchases of property and equipment              (91,850)   (126,705)
      Proceeds from sale of property and equipment                   7,500
                                                     ---------   ---------
        Net cash used in investing activities          (91,850)   (119,205)

FINANCING ACTIVITIES:
      Loan proceeds from affiliate                      50,000
      Loan proceeds from bank                           77,580
                                                     ---------   ---------
        Net cash provided by financing activities      127,580
                                                     ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              124,540      88,058

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR           174,991     306,354
                                                     ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 299,531   $ 394,412
                                                     =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                 $  25,985   $  35,180
                                                     =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Periods Ended June 30, 2001 and 2000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

g. Net Loss per Common Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407 and 694,477 for the three month periods ended June 30, 2001 and 2000, respectively. Dilutive securities were not included in the loss per share calculation as their effect would be antidilutive. Basic and diluted loss per share is the same for all periods presented.

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

i. New Accounting Pronouncement - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective date of SFAS No. 133 is fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value. Management has determined that there will not be significant impact to the financial statements from implementing SFAS No. 133.

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

The extensive capital investments which were required by the Company's current Contract, were made based on the Park providing road access in the winter and full winter services (i.e. snowmobile rentals) for the duration of the Contract. These services are necessary to allow the Company to recover its substantial investment and provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law. The Company relied on the Park's representations to expend in excess of six million dollars in facilities improvements. Precluding the Company from offering its full spectrum of winter activities would materially and fundamentally alter key contract features and substantially interfere with the Company's ability to recover its investments or realize planned profit.

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the three months ended June 30, 2001 and 2000, this fee amounted to $12,600, and $13,900, respectively, which has been recorded as operating expense.

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

Per the settlement of a lawsuit that was filed by snowmobile manufacturers and various other organizations to overturn the NPS's decision the NPS has agreed to reopen its decision-making process regarding the use of snowmobiles in Yellowstone and surrounding Parks. Under the settlement, the Park Service has committed to reexamine its closure in light of new, environmentally friendly snowmobile technology and other information provided by the public. While the Company is optimistic regarding this settlement, until such time as there is a change in the current winter-use plan, the winter snowmobiling operation will discontinue operations after the 2001-2002 winter season. This will have a significant negative impact on the revenues and financial results of the Company. During fiscal 2001, winter operations accounted for approximately 35 percent of total revenues.

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

         The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $40,000 to $60,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments and, therefore, no amounts have been accrued for this contingency in the accompanying financial statements.

3.       TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the three months ended June 30, 2001 and 2000 represent management fees and administrative expenses paid to related parties and totaled approximately $34,000, and $35,000, respectively. Related parties during the three months ended June 30, 2001, and 2000 are owned by the Company's current majority owner, Robert Walker, or family members and also include a company owned by the Company's current President, Michael P. Perikly.

Interest incurred on related party debt (see note 4) for the three months ended June 30, 2001 and 2000 was $16,949 and $35,180, respectively. During the three month period ended June 30, 2001, the Company borrowed $50,000 on the related party line of credit agreement.

4.       NOTES PAYABLE UNDER LINES OF CREDIT

During October 2000, the Company renewed a line of credit agreement ("Agreement") with an affiliated company, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. The Agreement was renewed until September 30, 2001. On December 1, 2000, the Company entered into a line of credit agreement ("Agreement") with a second affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under both Agreements are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $1,385,000 on the lines of credit as of June 30, 2001. The terms of the Agreements contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of June 30, 2001, the Company was not in compliance with the minimum cash flow requirement.

On October 5, 2000 the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of June 30, 2001.

During December 2000, the Company entered into an Agreement with an affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $300,000 on this line of credit as of June 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2001, the Company was not in compliance with the minimum cash flow requirement.

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

The Company's net loss for the first quarter ended June 30, 2001 was $48,000 ($.07 per share). This compares to a net loss of $74,000 ($.11 per share) for the quarter ended June 30, 2000. The $26,000 decrease in loss is primarily due to an additional fire-related payment from the Company's insurance carrier and a decrease in interest expense from the same quarter last year. Changes in the Company's revenues and expenses for the quarters ended June 30, 2001 and 2000 are summarized below. All references to years, represent quarters ending June 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 24 through October 8 and the winter season runs from late December through early March. Therefore, the first quarter ended June 30, 2001 consists of only thirty- eight days of operations.

Revenues

Total revenues for 2001 increased by $42,000 or 6% from 2000. Of this increase, $14,000 was from motel and cabin rentals, $4,000 from RV park rentals, $7,000 from trail ride revenue, $2,000 in gasoline sales, $36,000 in other revenue and $1,000 in fishing trip income. Decreases of $12,000 from food services, $2,000 in grocery store sales, $6,000 in gift shop sales and $2,000 in float trip revenue offset the above increases.

Expenses

The ratio of cost of merchandise sold to sales of merchandise was 65% and 59%, respectively, in 2001 and 2000. The ratio of operating expenses to total revenue decreased to 58% in 2001 from 59% in 2000. Operating expenses increased by $19,000 in 2001 as compared to 2000. Of this increase, $28,000 was from labor, $21,000 in repairs and maintenance, $18,000 in advertising, $2,000 in telephone costs, $2,000 in Company vehicle and travel, $10,000 in insurance, and $3,000 in other costs. Offsetting these increases were decreases of $2,000 in utilities, $43,000 in operating supplies, $3,000 in office supplies, $6,000 in snowmobile parts, $2,000 in printing, $2,000 in credit card fees, $3,000 in property taxes, and $4,000 in other items. General and administrative expenses decreased $1,000 or 2% in 2001 as compared to 2000. General and administrative expenses - related party decreased by $1,000 or 4% in 2001 as compared to 2000.

Inflation

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

Working capital decreased to a negative $1,411,000 at June 30, 2001 from a negative $1,360,000 at March 31, 2001. Current assets increased by $267,000 primarily due to increases in cash, income tax receivable, and merchandise inventories. Current liabilities increased by $318,000 primarily due to an increase in notes payable under lines of credit and an increase in advance deposits.

Further, during fiscal 2001, the Company incurred costs of approximately $92,000 related to certain construction projects. The Company may incur additional costs of between $250,000 and $500,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations for the quarters ended June 30, 2001 and 2000 was $89,000 and $207,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

During October 2000, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2001, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $535,000 on this line of credit as of June 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2001, the Company was not in compliance with the minimum cash flow requirement.

During October 2000, the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of June 30, 2001.

During December 2000, the Company entered into an Agreement with an affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $300,000 on this line of credit as of June 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2001, the Company was not in compliance with the minimum cash flow requirement.

                           PART II - OTHER INFORMATION

ITEM I.           Legal Proceedings

                  The Department of Labor ("DOL") has notified the Company, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one- week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the estimate of the additional expense to the Company ranges from $40,000 to $60,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

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

ITEM 4.           Submission of Matters to a Vote of Securities Holders
                  None

ITEM 5.           Other Materially Important Events
                  None

ITEM 6.           Exhibits and Reports on Form 8-K

      (a)      1.       Financial Statements                              Page
The following financial statements of International Leisure Hosts, Ltd.
are included in Part I, Item 1:

      Condensed Consolidated Balance Sheets - June 30, 2001
      (Unaudited)and March 31, 2001                                         2

      Condensed Consolidated Statements of Operations -
      Three months ended June 30, 2001 and 2000 (Unaudited)                 3

      Condensed Consolidated Statements of Cash Flows-
      Three months ended June 30, 2001 and 2000 (Unaudited)                 4

      Notes to Unaudited Condensed Consolidated Financial Statements        5

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

                                       INTERNATIONAL LEISURE HOSTS, LTD.
                                                 (REGISTRANT)




                                       ROBERT L. WALKER
                                  -----------------------------------------
DATE:     August 13, 2001         BY:  ROBERT L. WALKER
                                       Robert L. Walker
                                       Chairman and Chief Executive Officer

                                       MICHAEL P. PERIKLY
                                  -----------------------------------------
DATE:     August 13, 2001         BY:  MICHAEL P. PERIKLY
                                       Michael P. Perikly
                                       President and Principal Financial Officer