Form 10QSB
period 2001-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2001-11-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2001

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Wyoming                                  86-0224163
--------------------------------------        --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

3207 S. Hardy Drive
-------------------
Tempe, AZ                                                 85282
-------------------                           --------------------------------
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

                           YES  |X|                              NO |_|

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of September 30, 2001.

                         PART I - FINANCIAL INFORMATION

 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September      March
                                                                                         30, 2001     31, 2001
                                                                                       -----------   -----------
                                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   267,759   $   174,991
    Accounts receivable                                                                        404         1,338
    Merchandise inventories                                                                140,763       112,002
    Prepaid expenses and other                                                              35,760        18,754
                                                                                       -----------   -----------
        Total current assets                                                               444,686       307,085
                                                                                       -----------   -----------
PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                           6,504,051     6,258,425
    Equipment                                                                            2,018,882     2,010,789
    Leasehold improvements                                                                 325,600       325,600
    Construction in progress                                                               653,840       726,833
                                                                                       -----------   -----------
        Total property and equipment                                                     9,502,373     9,321,647
    Less accumulated depreciation and amortization                                       3,104,919     2,918,567
                                                                                       -----------   -----------
        Property and equipment - net                                                     6,397,454     6,403,080
                                                                                       -----------   -----------
TOTAL                                                                                  $ 6,842,140   $ 6,710,165
                                                                                       ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit from related party                              $   885,000   $   835,000
   Note payable under line of credit                                                       100,000       422,420
   Accounts payable - trade                                                                146,700       201,639
   Income taxes payable                                                                    119,000        24,454
   Accrued liabilities                                                                      53,524        44,750
   Advance deposits                                                                         97,182       139,012
                                                                                       -----------   -----------
        Total current liabilities                                                        1,401,406     1,667,275
DEFERRED INCOME TAXES                                                                      156,076       156,076
                                                                                       -----------   -----------
        Total liabilities                                                                1,557,482     1,823,351
                                                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: issued
      718,373 shares issued                                                                  7,184         7,184

    Additional paid-in capital                                                             656,426       656,426
    Retained earnings                                                                    4,700,010     4,302,166
                                                                                       -----------   -----------
                                                                                         5,363,620     4,965,776
    Less common stock in treasury - at cost, 23,966 shares                                 (78,962)      (78,962)
                                                                                       -----------   -----------
        Shareholders' equity - net                                                       5,284,658     4,886,814
                                                                                       -----------   -----------
TOTAL                                                                                  $ 6,842,140   $ 6,710,165
                                                                                       ===========   ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three months ended     Six months ended
                                                  September 30,          September 30,
                                             ----------------------  ----------------------
                                                2001        2000        2001        2000
                                             ----------  ----------  ----------  ----------
REVENUES:
 Sales of merchandise                        $  946,888  $  928,591  $1,287,245  $1,286,880
 Room, cabin and trailer space rentals          968,979     894,421   1,300,040   1,204,267
 Other rentals and income                       100,834     136,531     186,957     182,208
 Interest                                         3,225       4,536       3,715       6,946
                                             ----------  ----------  ----------  ----------
    Total revenues                            2,019,926   1,964,079   2,777,957   2,680,301
                                             ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
 Cost of merchandise                            522,440     547,324     744,330     759,556
 Operating                                      686,607     628,207   1,124,173   1,047,215
 General and administrative                      13,232      21,894      48,438      57,918
 General and administrative - related party      33,750      35,508      67,500      70,663
 Net loss on asset disposals                        662       3,155         662       4,170
 Depreciation and amortization                   88,576      77,437     177,635     168,692
 Interest - related party                        11,975      19,302      25,071      46,710
                                             ----------  ----------  ----------  ----------
    Total costs and expenses                  1,357,242   1,332,827   2,187,809   2,154,924
                                             ----------  ----------  ----------  ----------

Income before income taxes                      662,684     631,252     590,148     525,377

Provision for income taxes                      217,304     205,800     192,304     174,000
                                             ----------  ----------  ----------  ----------
NET INCOME                                   $  445,380  $  425,452  $  397,844  $  351,377
                                             ==========  ==========  ==========  ==========
NET INCOME
     PER COMMON SHARE                        $     0.64  $     0.61  $     0.57  $     0.51
                                             ==========  ==========  ==========  ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six months ended September 30,
                                                  ------------------------------
                                                        2001        2000
                                                      ---------   ---------
OPERATING ACTIVITIES:
  Net income                                          $ 397,844   $ 351,377
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                     177,635     168,692
      Net loss on asset disposals                           662       4,170
  Changes in assets and liabilities:
      Accounts receivable                                   934     114,757
      Merchandise inventories                           (28,761)    (19,732)
      Prepaid expenses and other                        (17,006)    (22,952)
      Accounts payable - trade                          (54,939)     76,588
      Accounts payable - related party                              (22,236)
      Income taxes payable                               94,546      47,000
      Accrued liabilities                                 8,774      (8,552)
      Advance deposits                                  (41,830)    (27,312)
      Deferred income taxes                                          (8,000)
                                                      ---------   ---------
          Net cash provided by operating activities     537,859     653,800
                                                      ---------   ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment              (175,421)   (379,114)
      Proceeds from sale of property and equipment        2,750      34,500
                                                      ---------   ---------
        Net cash used in investing activities          (172,671)   (344,614)
                                                      ---------   ---------

FINANCING ACTIVITIES:
      Loan proceeds from related party                   50,000
      Loan payments to related party                               (510,000)
      Loan payments to bank                            (322,420)
                                                      ---------   ---------

        Net cash used in financing activities          (272,420)   (510,000)
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     92,768    (200,814)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            174,991     306,354
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 267,759   $ 105,540
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                  $  48,557   $  66,506
                                                      =========   =========
            - Cash paid for income taxes              $  95,000   $  75,000
                                                      =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          For the Six Month Periods Ended September 30, 2001 and 2000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

b. Cash Equivalents - Cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

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

f. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407 and 694,477 for the six month periods ended September 30, 2001 and 2000, respectively. Dilutive securities were not included in the income per share calculation as their effect would be antidilutive. Basic and diluted income per share is the same for all periods presented.

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

i. New Accounting Pronouncement - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective date of SFAS No. 133 is fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities record all derivatives as either assets or liabilities, measured at fair value. Management has determined that there was no impact to the financial statements from implementing SFAS No. 133.

2.     COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2002. The remaining cost of this relocation is estimated to be between $250,000 and $400,000 depending on the extent of additional improvements required by the NPS.

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

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the six months ended September 30, 2001 and 2000, this fee amounted to $51,200, and $54,400, respectively, which has been recorded as operating expense.

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

3.     TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the six months ended September 30, 2001 and 2000 represent management fees and administrative expenses paid to related parties and totaled approximately $68,000, and $71,000, respectively. Related parties during the six months ended September 30, 2001, and 2000 are owned by the Company's current majority owner, Robert Walker, or family members and also include a company owned by the Company's current President, Michael P. Perikly.

Interest incurred on related party debt (see note 4) for the six months ended September 30, 2001 and 2000 was $33,049 and $66,506, respectively.

4.     NOTES PAYABLE UNDER LINES OF CREDIT

During October 2000, the Company renewed a line of credit agreement ("Agreement") with an affiliated company, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. The Agreement was renewed until September 30, 2001. Borrowings under this Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $885,000 on this line of credit as of September 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of September 30, 2001, the Company was not in compliance with the minimum cash flow requirement. The Agreement was renewed during October 2001 for an additional twelve months.

On October 5, 2000 the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $100,000 on the JSB Agreement as of September 30, 2001.

During December 2000, the Company entered into an Agreement with an affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $300,000 on this line of credit as of September 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2001, the Company was not in compliance with the minimum cash flow requirement.

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

The Company's net income for the six months ended September 30, 2001 was $398,000 ($.57 per share). This compares to net income of $351,000 ($.51 per share) for the six months ended September 30, 2000. The $47,000 increase in income is primarily due to higher revenues during the second quarter of the current year versus the prior year. During the second quarter of the prior year the Company was closed for an extended period due to the forest fires in the immediate area. Changes in the Company's revenues and expenses for the six month periods ended September 30, 2001 and 2000 are summarized below. All references to years, represent the six month period ending September 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 24 through October 8 and the winter season runs from the middle of December through early March.

Revenues

Total revenues for 2001 increased by $98,000 or 4% from 2000. Of this increase, $82,000 was from cabin rentals, $13,000 from RV park rentals, $15,000 from trail ride revenue, $10,000 in food services, $6,000 in gift shop sales, $31,000 in other revenue and $2,000 in fishing trip income. Decreases of $8,000 in grocery store sales, $7,000 in gasoline sales and $46,000 in float trip revenue offset the above increases.

Total revenues for the three months ended September 30, 2001 increased by $56,000 or 3% from 2000. Of this increase, $65,000 was from cabin rentals, $10,000 from RV park rentals, $22,000 from food services, $12,000 from gift shop sales, $1,000 from fishing trip income, and $8,000 from trail ride revenue. Offsetting these increases were decreases of $6,000 from grocery store sales, $10,000 from gasoline sales, $3,000 from other revenue and $43,000 in float trip revenue. The primary reason for the increases was due to the fact that during this period in the prior year the Company was closed down for an extended period due to forest fires in the immediate area. The primary reason for the significant decrease in float trip revenue was due to low water conditions in the river which caused the Company to close down the float trips earlier than usual.

Expenses

The ratio of cost of merchandise sold to sales of merchandise was 58% and 59%, respectively, in 2001 and 2000. The ratio of operating expenses to total revenue increased to 40% in 2001 from 39% in 2000. Operating expenses increased by $77,000 in 2001 as compared to 2000. Of this increase, $94,000 was from labor, $39,000 in repairs and maintenance, $25,000 in advertising, $3,000 in telephone costs, $1,000 in Company vehicle and travel, $21,000 in insurance, $4,000 in utilities, $16,000 in snowmobile parts, and $2,000 in other costs. Offsetting these increases were decreases of $2,000 in equipment rental, $86,000 in operating supplies, $4,000 in office supplies, $17,000 in outside services, $1,000 in printing, $4,000 in credit card fees, $4,000 in property taxes, $5,000 in postage and freight, $3,000 in licenses and fees, and $2,000 in other items. General and administrative expenses decreased $9,000 or 16% in 2001 as compared to 2000. General and administrative expenses - related party decreased by $3,000 or 4% in 2001 as compared to 2000.

Inflation

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

Working capital increased to a negative $957,000 at September 30, 2001 from a negative $1,360,000 at March 31, 2001. Current assets increased by $138,000 primarily due to increases in cash and merchandise inventories. Current liabilities decreased by $318,000 primarily due to a decrease in notes payable under lines of credit, trade accounts payable and advance deposits, offset by an increase in income taxes payable.

Further, during fiscal 2001, the Company incurred costs of approximately $15,000 related to certain construction projects. The Company may incur additional costs of between $250,000 and $400,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations for the quarters ended September 30, 2001 and 2000 was $538,000 and $654,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

During October 2000, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2001, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of September 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2001, the Company was not in compliance with the minimum cash flow requirement. This Agreement was renewed during October 2001 for an additional twelve months.

During October 2000, the Company entered into a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $100,000 on the JSB Agreement as of September 30, 2001.

During December 2000, the Company entered into an Agreement with an affiliated company expiring November 30, 2001, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .5 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $300,000 on this line of credit as of September 30, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2001, the Company was not in compliance with the minimum cash flow requirement.

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

ITEM 3.  Defaults upon Senior Securities
         None.

ITEM 4.  Submission of Matters to a Vote of Securities Holders
         None

ITEM 5.  Other Materially Important Events
         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  1.  Financial Statements                                      Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

      Condensed Consolidated Balance Sheets - September 30, 2001 (Unaudited)
      and March 31, 2001                                                      2

      Condensed Consolidated Statements of Operations - Three and Six months
      ended September 30, 2001 and 2000 (Unaudited)                           3

      Condensed Consolidated Statements of Cash Flows-
      Six months ended September 30, 2001 and 2000 (Unaudited)                4

      Notes to Unaudited Condensed Consolidated Financial Statements          5

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

                                   INTERNATIONAL LEISURE HOSTS, LTD.
                                             (REGISTRANT)




                                       ROBERT L. WALKER
                                   ---------------------------------------------
DATE:     November 9, 2001         BY: ROBERT L. WALKER
                                       Robert L. Walker
                                       Chairman and Chief Executive Officer


                                       MICHAEL P. PERIKLY
                                   ---------------------------------------------
DATE:     November 9, 2001         BY: MICHAEL P. PERIKLY
                                       Michael P. Perikly
                                       President and Principal Financial Officer