Form 10QSB
period 2001-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2002-02-13
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2001

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
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

                  YES   [X]                                  NO [_]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of December 31, 2001.

                         PART I - FINANCIAL INFORMATION

 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December        March
                                                              31, 2001      31, 2001
                                                            -----------   -----------
ASSETS                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                               $    93,560   $   174,991
    Accounts receivable                                          31,306         1,338
    Merchandise inventories                                     170,457       112,002
    Prepaid expenses and other                                   28,863        18,754
                                                            -----------   -----------
        Total current assets                                    324,186       307,085
                                                            -----------   -----------
PROPERTY AND EQUIPMENT:
    Buildings and improvements                                7,030,870     6,258,425
    Equipment                                                 2,109,528     2,010,789
    Leasehold improvements                                      325,600       325,600
    Construction in progress                                    176,425       726,833
                                                            -----------   -----------
        Total property and equipment                          9,642,423     9,321,647
    Less accumulated depreciation and amortization            3,199,800     2,918,567
                                                            -----------   -----------
        Property and equipment - net                          6,442,623     6,403,080
                                                            -----------   -----------
DEPOSITS                                                          1,500             0
                                                            -----------   -----------
TOTAL                                                       $ 6,768,309   $ 6,710,165
                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit
     from related party                                     $   935,000   $   835,000
   Note payable under line of credit                            175,000       422,420
   Accounts payable - trade                                     139,099       201,639
   Income taxes payable                                          10,000        24,454
   Accrued liabilities                                           35,338        44,750
   Advance deposits                                             225,939       139,012
                                                            -----------   -----------
        Total current liabilities                             1,520,376     1,667,275
DEFERRED INCOME TAXES                                           156,076       156,076
                                                            -----------   -----------
        Total liabilities                                     1,676,452     1,823,351
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value -
      authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized
      2,000,000 shares: issued 718,373 shares                     7,184         7,184

    Additional paid-in capital                                  656,426       656,426
    Retained earnings                                         4,507,209     4,302,166
                                                            -----------   -----------
                                                              5,170,819     4,965,776
    Less common stock in treasury -
      at cost, 23,966 shares                                    (78,962)      (78,962)
                                                            -----------   -----------
        Shareholders' equity - net                            5,091,857     4,886,814
                                                            -----------   -----------
TOTAL                                                       $ 6,768,309   $ 6,710,165
                                                            ===========   ===========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three months ended      Nine months ended
                                                    December 31,            December 31,
                                             -----------------------   ----------------------
                                                2001         2000         2001        2000
                                             ----------   ----------   ----------  ----------
REVENUES:
 Sales of merchandise                        $  101,155   $  110,200   $1,388,399  $1,397,080
 Room, cabin and trailer space rentals           46,138       42,829    1,346,178   1,247,096
 Other rentals and income                       148,580      338,029      335,536     520,237
 Interest                                           442          971        4,157       7,917
                                             ----------   ----------   ----------  ----------
    Total revenues                              296,315      492,029    3,074,270   3,172,330
                                             ----------   ----------   ----------  ----------
COSTS AND EXPENSES:
 Cost of merchandise                             56,479       59,625      800,808     819,181
 Operating                                      359,214      390,075    1,483,389   1,437,290
 General and administrative                      33,329       29,278       81,767      87,196
 General and administrative - related party      42,598       60,379      110,098     131,042
 Net loss on asset disposals                                     523          662       4,693
 Depreciation and amortization                   94,881       82,326      272,516     251,018
 Interest                                         1,586        7,240        9,593       7,240
 Interest - related party                        10,027       12,289       27,090      58,999
                                             ----------   ----------   ----------  ----------
    Total costs and expenses                    598,114      641,735    2,785,923   2,796,659
                                             ----------   ----------   ----------  ----------
Income (loss) before income taxes              (301,799)    (149,706)     288,347     375,671

Provision (benefit) for income taxes           (109,000)     (47,000)      83,304     127,000
                                             ----------   ----------   ----------  ----------
NET INCOME (LOSS)                            ($ 192,799)  ($ 102,706)  $  205,043  $  248,671
                                             ==========   ==========   ==========  ==========
NET INCOME (LOSS) PER COMMON SHARE           $    (0.28)  $    (0.15)  $     0.30  $     0.36
                                             ==========   ==========   ==========  ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine months ended
                                                                 December 31,
                                                             ---------------------
                                                                2001        2000
                                                             ---------   ---------
OPERATING ACTIVITIES:
  Net income                                                 $ 205,043   $ 248,671
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                            272,516     251,018
      Net loss on asset disposals                                  662       4,693
  Changes in assets and liabilities:
      Accounts receivable                                      (29,968)    127,094
      Merchandise inventories                                  (58,455)    (68,220)
      Prepaid expenses and other                               (11,609)     (6,706)
      Accounts payable - trade                                 (62,540)     57,998
      Accounts payable - related party                                      (6,706)
      Income taxes payable                                     (14,454)    (22,500)
      Accrued liabilities                                       (9,412)    (10,945)
      Advance deposits                                          86,927     140,982
      Deferred income taxes                                                 (8,000)
                                                             ---------   ---------
          Net cash provided by operating activities            378,710     643,522
                                                             =========   =========
INVESTING ACTIVITIES:
      Purchases of property and equipment                     (315,471)   (817,820)
      Proceeds from sale of property and equipment               2,750      34,500
                                                             ---------   ---------
        Net cash used in investing activities                 (312,721)   (783,320)
                                                             ---------   ---------
FINANCING ACTIVITIES:
      Loan proceeds from related party                         100,000
      Loan payments to related party                                      (425,000)
      Loan proceeds from bank                                              425,004
      Loan payments to bank                                   (247,420)
                                                             ---------   ---------
        Net cash (used in) provided by financing activities   (147,420)          4
                                                             ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (81,431)   (139,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 174,991     306,354
                                                             ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  93,560   $ 166,560
                                                             =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                         $  63,349   $ 101,665
                                                             =========   =========
            - Cash paid for income taxes                     $  95,000   $  97,500
                                                             =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Periods Ended December 31, 2001 and 2000

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001.

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

g. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407 and 694,457 for the nine month periods ended December 31, 2001 and 2000, respectively. Basic and diluted income per share is the same for all periods presented.

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

2.       COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2002. The remaining cost of this relocation is estimated to be between $125,000 and $275,000 depending on the extent of additional improvements required by the NPS.

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

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the nine months ended December 31, 2001 and 2000, this fee amounted to $57,269, and $60,871, respectively, which has been recorded as operating expense.

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

3.       TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the nine months ended December 31, 2001 and 2000 represent management fees and administrative expenses paid to related parties and totaled approximately $110,000, and $131,000, respectively. Related parties during the nine months ended December 31, 2001, and 2000 are owned by the Company's current majority owner, Robert Walker, or family members and also include a company owned by the Company's current President, Michael P. Perikly.

Interest incurred on related party debt (see note 4) for the nine months ended December 31, 2001 and 2000 was approximately $27,000 and $59,000, respectively.

4.       NOTES PAYABLE UNDER LINES OF CREDIT

During October 2001, the Company renewed a line of credit agreement ("Agreement") with an affiliated company, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. The Agreement was renewed until September 30, 2002. Borrowings under this Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of December 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of December 31, 2001, the Company was not in compliance with the minimum cash flow requirement.

On September 12, 2001 the Company renewed a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. The Agreement was renewed until September 12, 2002. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $175,000 on the JSB Agreement as of December 31, 2001.

During October 2001, the Company renewed an Agreement with an affiliated company, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. The Agreement was renewed until September 30, 2002. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $350,000 on this line of credit as of December 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of December 31, 2001, the Company was not in compliance with the minimum cash flow requirement.

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

The Company's net income for the nine months ended December 31, 2001 was $205,000 ($.30 per share). This compares to net income of $249,000 ($.36 per share) for the nine months ended December 31, 2000. The $44,000 decrease in income is primarily due to lower revenues during the third quarter of the current year versus the prior year. During the third quarter of the prior year the Company received an insurance payment to cover the losses resulting from the closure of the resort for an extended period due to the forest fires in the immediate area. Changes in the Company's revenues and expenses for the nine month periods ended December 31, 2001 and 2000 are summarized below. All references to years, represent the nine month period ending December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 24 through October 8 and the winter season runs from the middle of December through early March.

Revenues

Total revenues for 2001 decreased by $98,000 or 3% from 2000. Of this decrease, $10,000 was from grocery store sales, $18,000 in gasoline sales, $46,000 in float trip revenue, $13,000 in snowmobile/snowcoach rentals, and $146,000 in other revenue. Increase of $84,000 in cabin rentals, $15,000 from RV park rentals, $15,000 from trail ride revenue, $6,000 in food services, $13,000 in gift shop sales, and $2,000 in fishing trip income offset the above decreases.

Total revenues for the three months ended December 31, 2001 decreased by $196,000 or 40% from 2000. Of this decrease, $4,000 was from food services, $$2,000 from grocery store sales, $10,000 in gasoline sales, $13,000 in snowmobile/snowcoach rentals, and $176,000 in other revenue (during the same quarter in the prior year the company received an insurance payment which was included in other revenue). Offsetting these decreases were increases of $2,000 in cabin rentals, $1,000 in RV park rentals, and $7,000 in gift shop sales.

Expenses

The ratio of cost of merchandise sold to sales of merchandise was 58% and 59%, respectively, in 2001 and 2000. The ratio of operating expenses to total revenue increased to 48% in 2001 from 45% in 2000. Operating expenses increased by $46,000 in 2001 as compared to 2000. Of this increase, $102,000 was from labor, $40,000 in repairs and maintenance, $41,000 in advertising, $3,000 in telephone costs, $28,000 in insurance, $3,000 in snowmobile parts, and $1,000 in other costs. Offsetting these increases were decreases of $9,000 in utilities, $103,000 in operating supplies, $8,000 in office supplies, $14,000 in outside services, $4,000 in company vehicle and travel, $2,000 in printing, $5,000 in credit card fees, $6,000 in property taxes, $12,000 in postage and freight, $2,000 in licenses and fees, $4,000 in franchise fees and $3,000 in other items. General and administrative expenses decreased $15,000 or 18% in 2001 as compared to 2000. General and administrative expenses - related party decreased by $11,000 or 8% in 2001 as compared to 2000.

Inflation

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

Working capital increased to a negative $1,196,000 at December 31, 2001 from a negative $1,360,000 at March 31, 2001. Current assets increased by $17,000 primarily due to increases in accounts receivable and merchandise inventories, offset by decreases in cash. Current liabilities decreased by $147,000 due to a decrease in notes payable under lines of credit, trade accounts payable, income taxes payable and accrued liabilities, offset by an increase in advance deposits.

Further, during fiscal 2001, the Company incurred costs of approximately $130,000 related to certain construction projects. The Company may incur additional costs of between $125,000 and $275,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations for the nine months ended December 31, 2001 and 2000 was $379,000 and $644,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

During October 2001, the Company renewed a line of credit agreement ("Agreement") with an affiliated company, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. The Agreement was renewed until September 30, 2002. Borrowings under this Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of December 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and places limitations on the Company's ability to make loans. As of December 31, 2001, the Company was not in compliance with the minimum cash flow requirement.

On September 12, 2001 the Company renewed a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. The Agreement was renewed until September 12, 2002. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $175,000 on the JSB Agreement as of December 31, 2001.

During October 2001, the Company renewed an Agreement with an affiliated company, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. The Agreement was renewed until September 30, 2002. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $350,000 on this line of credit as of December 31, 2001. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of December 31, 2001, the Company was not in compliance with the minimum cash flow requirement.

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

ITEM 3.     Defaults upon Senior Securities
            None.

ITEM 4.     Submission of Matters to a Vote of Securities Holders
            None

ITEM 5.     Other Materially Important Events
            None

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)      1.       Financial Statements                         Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

      Condensed Consolidated Balance Sheets - December 31, 2001
      (Unaudited) and March 31, 2001                                         2

      Condensed Consolidated Statements of Operations - Three and Nine
      months ended December 31, 2001 and 2000 (Unaudited)                    3

      Condensed Consolidated Statements of Cash Flows- Nine months
      ended December 31, 2001 and 2000 (Unaudited)                           4

      Notes to Unaudited Condensed Consolidated Financial Statements         5

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

                   INTERNATIONAL LEISURE HOSTS, LTD.
                             (REGISTRANT)

                                       ROBERT L. WALKER
                                   ----------------------------------------
DATE:     February 08, 2002        BY: ROBERT L. WALKER
                                       Robert L. Walker
                                       Chairman and Chief Executive Officer


                                       MICHAEL P. PERIKLY
                                   ----------------------------------------
DATE:     February 08, 2002        BY: MICHAEL P. PERIKLY
                                       Michael P. Perikly
                                       President and Principal Financial Officer