Form 10KSB
period 2002-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2002-06-27
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 2002

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
             (Exact name of Registrant as specified in its charter)

           Wyoming                                        86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3207 S. Hardy Drive, Tempe, AZ                             85282
------------------------------                 ---------------------------------
(Address of principal executive office)                  (Zip Code)

Issuer's telephone number, including area code (480) 829-7600
                                               --------------

Securities registered under Section 12(b) of the Act:
                                                        Name of each exchange
           Title of Each Class                           on which registered
           -------------------                         -----------------------

                    NONE
           ----------------------                      -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                          -----------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year.  $4,225,922

As of May 31, 2002, there were 694,407 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $2,812,348.

                                     PART I
                                                                  Page
                                                                  ----
Item 1.  Business                                                  4

Item 2.  Properties                                                7

Item 3.  Legal Proceedings                                         7

Item 4.  Submission of Matters to a Vote of                        8
         Security Holders

                         PART II

Item 5.  Market for the Registrant's Common                        9
         Stock and Related Security Holder Matters

Item 6.  Management's Discussion and Analysis                     10
         of Financial Condition and Results of
         Operations

Item 7.  Financial Statements                                     14

Item 8.  Changes in and Disagreements with                        26
         Accountants on Accounting and Financial
         Disclosure

                         PART III
Item 9.  Directors and Executive Officers of the                  26
         Registrant

Item 10. Executive Compensation                                   27

Item 11. Security Ownership of Certain                            27
         Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions           29

                         PART IV

Item 13. Exhibits (including Exhibit Index),                      30
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

         During fiscal year 2002, Flagg provided overnight accommodations to national park visitors for up to 328 persons per night via its 92 cabins. In addition to the cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

         Flagg is operated as a seasonal resort. The two seasons, summer and winter, coincide with the opening and closing dates of the two national parks. The summer season, which runs from approximately May 24th through October 8th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 67% and 65%, respectively, of Flagg's fiscal 2002 and 2001 operating revenues.

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

         The winter season, which runs from mid-December through mid-March accounted for 33% and 35%, respectively, of Flagg's fiscal 2002 and 2001 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

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

         The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee payable to the NPS under the Contract is subject to review and adjustment every five years. For fiscal 2002, the fee was calculated at 2% of the Company's gross receipts (as defined in the Contract).

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

         Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS initially adopted the draft winter-use plan which eliminates snowmobiling from the Park with a phase-in period of three years during which time the winter snowmobiling operation may be continued.

         As settlement of a lawsuit that was filed by snowmobile manufacturers and various other organizations to overturn the NPS's decision, the NPS has agreed to reopen its decision-making process regarding the use of snowmobiles in Yellowstone and surrounding Parks. Under the settlement, the Park Service has committed to reexamine its closure in light of new, environmentally friendly snowmobile technology and other information provided by the public. While the Company is optimistic regarding this settlement, until such time as there is a change in the current winter-use plan, the winter snowmobiling operation will discontinue operations after the 2002-2003 winter season. This will have a significant negative impact on the revenues and financial results of the Company. During fiscal 2002 and 2001, winter operations accounted for approximately 33 and 35 percent of total revenues, respectively.

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

         During fiscal year 2001, the Company incurred costs of approximately $433,000 to move its employee housing from its current location to the high ground above the river. During fiscal year 2002, the Company incurred additional costs of approximately $405,000 related to this move.

         Under the terms of the Contract, the Company is required to move the existing 54-unit riverside motel, which has been converted to employee housing, from its current location to the high ground above the Snake River and make other improvements prior to December 31, 2002. The remaining cost is estimated to be approximately $100,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

         International Leisure Hosts, Ltd. common stock is traded on the OTC bulletin board, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 2001 and 2002.

                                                     Bid
                                            ---------------------
                                            High              Low
                                            ----             -----
         Quarter Ended

         June 30, 2000                      5                  3 1/2
         September 30, 2000                 4 7/8              4
         December 31, 2000                  5 1/2              4 1/2
         March 31, 2001                     5                  4 3/4
         June 30, 2001                      4.75               4.75
         September 30, 2001                 4.75               4.05
         December 31, 2001                  4.05               4.05
         March 31, 2002                     4.05               4.05

         Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 2002, there were 694,407 shares of outstanding common stock and an estimated 606 shareholders of record.

         The level of trading during fiscal year 2002 was approximately 0 shares the first quarter, 700 shares the second quarter, 900 shares the third quarter, and 400 shares the fourth quarter ended March 31, 2002. Trading activity with respect to the common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers, which are circumstances over which the Company does not have control.

         It is the policy of the Company not to pay dividends but instead to retain earnings for use in the operation and expansion of its business.

Selected Financial Data

         The selected financial data for each of the five years in the period ended March 31, 2002 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                              YEAR ENDED MARCH 31,
                     (In thousands except per share amounts)
                     ---------------------------------------

                        2002    2001    2000    1999    1998
                       ------  ------  ------  ------  ------
Total Revenues         $4,226  $4,539  $4,739  $4,218  $4,631

Net Income                202     427     341     292     156

Net Income Per Share-     .29     .61     .49     .42     .23
Basic

Total Assets            6,615   6,710   6,533   6,212   5,393

Long-Term Obligations       0       0       0       0       0

Shareholders' Equity    5,089   4,887   4,460   4,120   3,828

Book Value Per Share     7.32    7.04    6.42    5.93    5.51


Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

         The Company's net income was $202,000, $.29 per share for the year ended March 31, 2002. This compares to net income of $427,000, $.61 per share, in 2001 and net income of $341,000, $.49 per share, in 2000. The primary factor contributing to the $225,000 decrease in 2002 net income was a decrease in snowmobile and snowcoach rentals during the winter season as a result of a slowdown in tourism due to the events of September 11th. Changes in the Company's revenues and expenses for the fiscal years 2002 and 2001 are summarized below. All references to years represent fiscal years ended March 31.

         Total revenues for 2002 decreased by $313,000 or 7% from 2001. Of this decrease, $141,000 was from snowmobile rentals, $141,000 from other income (primarily due to insurance proceeds received in 2001), $57,000 in gasoline sales, $46,000 in float trip revenue, $19,000 in snowcoach rentals, $9,000 in grocery store sales, $8,000 in bus rentals, $5,000 in interest income and $1,000 in food and beverage sales. Offsetting these decreases were increases of $47,000 in lodging, $24,000 in employee lodging, $15,000 in RV/Tent rental, $15,000 in trail ride revenue and $13,000 in grocery store sales. All of the decreases are primarily attributable to the reduction in winter activities. The increases are due to the fact that the prior year had a shortened summer season because of the fire closure.

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

Costs and Expenses

         The ratio of cost of merchandise sold to sales of merchandise was 60% in 2002, 59% in 2001, and 60% in 2000. Ending merchandise inventories decreased from approximately $112,000 at March 31, 2001 to approximately $110,000 at March 31, 2002 mainly due to decreases in snowshoe inventory.

         Operating expenses increased by $11,000 or .5% in 2002 as compared to 2001. In addition, the ratio of operating costs to operating revenues increased to 47% in 2002 from 44% in 2001. The major increases in expenses consisted of $93,000 in labor, $53,000 in repairs & maintenance, $44,000 in advertising, $36,000 in company vehicle/travel, $35,000 in insurance, $4,000 in commissions, $2,000 in licenses and fees, $2,000 in telephone and $13,000 in various other accounts. The above increases were partially offset by decreases of $130,000 in operating supplies, $57,000 in snowmobile parts/gas, $18,000 in office supplies, $17,000 in outside services/labor, $15,000 in postage & freight, $9,000 in credit card fees, $8,000 in utilities, $6,000 in franchise fee, $5,000 in equipment rental, $5,000 in property taxes, and $1,000 in printing. Many of the increases resulted from the summer season being longer due to the closure of the property due to wildfires in the summer of 2001. Increases in repairs and maintenance and decreases in operating supplies were partially due to a change coding of expenses. Snowmobile parts/gas decreased due to a decrease in snowmobile rentals which include the first tank of gas. Insurance increased due to continuing increases in health insurance costs and basic insurance coverage.

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

         General and administrative expenses decreased by $56,000 or 39% in 2002 as compared to 2001 primarily due to a decrease in legal fees as well as a decrease (to zero) in fire related expenses. Decreases consisted of $39,000 in legal and accounting fees, $12,000 in fire related expenses, and $6,000 in travel and transportation. These decreases were offset by increases of $1,000 in various expenses. Legal fees were higher in 2001 due to the legal issues involved with the initial adoption by the NPS of the draft winter use plan.

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

Liquidity and Capital Resources

         Working capital deficiency decreased to $1,138,000 at March 31, 2002 from $1,360,000 at March 31, 2001. Current assets decreased by $96,000 primarily due to decreases in cash. Current liabilities decreased by $319,000 primarily due to a reduction in notes payable under lines of credit and in trade accounts payable. This also accounts for the reduction in cash at March 31, 2001 from the prior year.

         Further, during fiscal 2002, the Company incurred costs of approximately $405,000 related to certain construction projects. The Company may incur additional costs of approximately $100,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

         The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations was $440,000, $884,000, and $706,000 for the fiscal years ended 2002, 2001 and 2000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

         During October 2001, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2002, the Company was not in compliance with the minimum cash flow requirement. On May 10, 2002, the Company received a waiver of noncompliance for the year ended March 31, 2002.

         During October 2001, the Company renewed a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $175,000 on the JSB Agreement as of March 31, 2002.

         During October 2001, the Company renewed an Agreement with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus ..875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $350,000 on this line of credit as of March 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2002, the Company was not in compliance with the minimum cash flow requirement. On May 10, 2002, the Company received a waiver of noncompliance for the year ended March 31, 2002.

         For all related party debt expiring September 30, 2002, it is the affiliated companies' intention to renew such debt on a yearly basis.

Item 7.      Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Tempe, Arizona

We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. and subsidiary (the "Company") as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Phoenix, Arizona

May 15, 2002

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                          2002          2001
                                                                                       -----------   -----------
ASSETS (Note 5)
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    49,664   $   174,991
    Accounts receivable                                                                     26,402         1,338
    Prepaid income tax                                                                       1,000
    Merchandise inventories                                                                109,563       112,002
    Prepaid expenses and other                                                              26,751        18,754
                                                                                       -----------   -----------
        Total current assets                                                               213,380       307,085
                                                                                       -----------   -----------

PROPERTY AND EQUIPMENT (Note 3):
    Buildings and improvements                                                           7,030,870     6,258,425
    Equipment                                                                            1,983,380     2,010,789
    Leasehold improvements                                                                 325,600       325,600
    Construction in progress                                                               321,553       726,833
                                                                                       -----------   -----------
        Total property and equipment                                                     9,661,403     9,321,647
    Less accumulated depreciation and amortization                                       3,260,199     2,918,567
                                                                                       -----------   -----------
        Property and equipment - net                                                     6,401,204     6,403,080
                                                                                       -----------   -----------
TOTAL                                                                                  $ 6,614,584   $ 6,710,165
                                                                                       ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit from related party  (Note 5)                    $   935,000   $   835,000
   Note payable under line of credit (Note 5)                                              175,000       422,420
    Accounts payable:
      Trade                                                                                 71,748       201,639
      Related party (Note 4)                                                                 5,000
    Income taxes payable                                                                                  24,454
    Accrued liabilities                                                                     42,982        44,750
    Advance deposits                                                                       118,743       139,012
                                                                                       -----------   -----------
        Total current liabilities                                                        1,348,473     1,667,275
DEFERRED INCOME TAXES (Note 2)                                                             177,421       156,076
                                                                                       -----------   -----------
        Total liabilities                                                                1,525,894     1,823,351
                                                                                       -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: 718,373 shares issued        7,184         7,184
    Additional paid-in capital                                                             656,426       656,426
    Retained earnings                                                                    4,504,042     4,302,166
                                                                                       -----------   -----------
                                                                                         5,167,652     4,965,776
    Less common stock in treasury - at cost, 23,966 shares                                 (78,962)      (78,962)
                                                                                       -----------   -----------
        Shareholders' equity - net                                                       5,088,690     4,886,814
                                                                                       -----------   -----------
TOTAL                                                                                  $ 6,614,584   $ 6,710,165
                                                                                       ===========   ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                         2002        2001        2000
                                                      ----------  ----------  ----------
REVENUES (Note 3):
 Sales of merchandise                                 $1,713,966  $1,769,628  $2,016,254
 Room, cabin and trailer space rentals                 1,514,396   1,428,073   1,748,613
 Snowmobile rentals                                      672,745     814,082     629,559
 Other rentals and income                                284,029     340,481     331,128
 Insurance proceeds                                       36,053     177,011
 Interest                                                  4,733       9,923      13,175
                                                      ----------  ----------  ----------
    Total revenues                                     4,225,922   4,539,198   4,738,729
                                                      ----------  ----------  ----------

COSTS AND EXPENSES:
 Cost of merchandise                                   1,035,011   1,052,514   1,217,105
 Operating (Note 3)                                    1,985,342   1,977,198   2,132,352
 General and administrative                               89,290     145,610      59,255
 General and administrative - related party (Note 4)     352,173     267,774     219,038
 Net loss on asset disposals (Note 4)                     48,465      25,399      55,849
 Depreciation and amortization                           371,248     360,916     454,555
 Interest:
         Related party (Notes 4 and 5)                    29,840      59,650      78,298
         Other                                            19,028      21,347
                                                      ----------  ----------  ----------
    Total costs and expenses                           3,930,397   3,910,408   4,216,452
                                                      ==========  ==========  ==========

INCOME BEFORE PROVISION FOR INCOME                       295,525     628,790     522,277
    TAXES

PROVISION FOR INCOME TAXES (Note 2)                       93,649     201,976     181,000
                                                      ----------  ----------  ----------
NET INCOME                                            $  201,876  $  426,814  $  341,277
                                                      ==========  ==========  ==========
NET INCOME PER COMMON SHARE - BASIC (Note 1)          $     0.29  $     0.61  $     0.49
                                                      ==========  ==========  ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                     Common Stock          Additional
                              -------------------------     Paid-in       Retained     Treasury
                                 Shares        Amount       Capital       Earnings       Stock
                              ----------     ----------    ----------    ----------    ----------
BALANCE, APRIL 1, 1999           718,373     $    7,184    $  656,426    $3,534,075    ($  77,912)
  Purchase of common stock                                                                   (800)
  Net income                                                                341,277
                              ----------     ----------    ----------    ----------    ----------
BALANCE, MARCH 31, 2000          718,373          7,184       656,426     3,875,352       (78,712)
  Purchase of common stock                                                                   (250)
  Net income                                                                426,814
                              ----------     ----------    ----------    ----------    ----------
BALANCE, MARCH 31, 2001          718,373     $    7,184       656,426     4,302,166       (78,962)
  Net income                                                                201,876
                              ----------     ----------    ----------    ----------    ----------
BALANCE, MARCH 31, 2002          718,373     $    7,184    $  656,426    $4,504,042    ($  78,962)
                              ==========     ==========    ==========    ==========    ==========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                                        2002          2001          2000
                                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   201,876   $   426,814   $   341,277
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      371,248       360,916       454,555
      Deferred income taxes                               21,345       (22,000)      (15,000)
      Net loss on asset disposals                         48,465        25,399        55,849
  Changes in assets and liabilities:
      Accounts receivable                                (25,064)      129,098      (120,582)
      Prepaid income taxes                                (1,000)
      Merchandise inventories                              2,439       (11,066)       (8,455)
      Prepaid expenses and other                          (7,997)       (1,289)        2,970
      Accounts payable - trade                          (129,891)       96,349        (4,949)
      Accounts payable - related party                     5,000       (70,563)       70,563
      Income taxes payable                               (24,454)      (35,397)      (57,833)
      Accrued liabilities                                 (1,768)       (4,621)        5,114
      Advance deposits                                   (20,269)      (10,139)      (17,691)
                                                     -----------   -----------   -----------
          Net cash provided by operating activities      439,930       883,501       705,818
                                                     -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment               (469,272)     (913,884)     (916,114)
      Proceeds from sale of property and equipment        51,435       101,850       221,159
                                                     -----------   -----------   -----------
        Net cash used in investing activities           (417,837)     (812,034)     (694,955)
                                                     -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock purchased for treasury                                 (250)         (800)
      Proceeds from line of credit                       100,000     1,007,420
      Payments on line of credit                        (247,420)   (1,210,000)
                                                     -----------   -----------   -----------
        Net cash used in financing activities           (147,420)     (202,830)         (800)
                                                     -----------   -----------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH                (125,327)     (131,363)       10,063
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             174,991       306,354       296,291
                                                     -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $    49,664   $   174,991   $   306,354
                                                     ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
    Cash paid for interest                           $    78,778   $    80,997   $   123,230
                                                     ===========   ===========   ===========
    Cash paid for income taxes                       $    95,000   $   202,500   $   259,000
                                                     ===========   ===========   ===========

See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------
1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         International Leisure Hosts, Ltd. (the "Company") operates in one reporting segment, the ownership and operation of Flagg Ranch Resort, a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

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

         b. Revenue Recognition - the Company recognizes lodging revenue at the completion of a room night and for other ancillary revenue as the services are provided.

         c. Cash and cash equivalents - cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

         d. Merchandise inventories are stated at the lower of aggregate cost (first-in, first-out basis) or market.

         e. Property and equipment are stated at cost. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

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

         f. Income taxes - Deferred income taxes have been provided for the temporary differences between financial statement and income tax reporting on certain transactions.

         g. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         h. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407, 694,407, and 694,492 for 2002, 2001 and 2000, respectively.
                  Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

         i. Estimated Fair Value of Financial Instruments - The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, and accrued expenses approximate fair values due to the short-term maturities or market rates of interest.

         j. New Accounting Pronouncement - Effective for fiscal years beginning after December 15, 2001, Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, supercedes APB Opinion No. 17, Intangible Assets. Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will not be subject to amortization, but rather will be tested annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives but without the constraint of an arbitrary ceiling. The Company does not believe this standard will have a material effect on its financial statements.

                  In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company has not completed the evaluation process but does not believe this standard will have a material effect on its financial statements.

2.       INCOME TAXES

         The provision for federal income taxes for the years ended March 31 consists of the following:

                               2002              2001               2000
         Current          $  72,304         $ 223,976          $ 196,000
         Deferred            21,345           (22,000)           (15,000)
                          ---------         ---------          ---------

         Total            $  93,649         $ 201,976          $ 181,000
                          =========         =========          =========

         A reconciliation of the provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:

                                               2002          2001          2000
         Income taxes at federal rates    $ 100,479     $ 213,789     $ 177,574
         Other - net                         (6,830)      (11,813)        3,426
                                          ---------     ---------     ---------

         Provision for income taxes       $  93,649     $ 201,976     $ 181,000
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

3.       COMMITMENTS AND CONTINGENCIES

         The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the

         Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion in summer 2002. The remaining cost of this relocation is estimated to be approximately $100,000.

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

         The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 2002, 2001 and 2000, this fee amounted to $78,300, $82,266, and $93,064, respectively, which has been recorded as operating expense. In fiscal year 2002 the company overpaid the franchise fee by $2,568. This overpayment is due to the company using estimated gasoline usage during certain months rather than actual usage which resulted in lower deductible gasoline taxes. This excess amount will be offset against future contract fee payments required by the NPS.

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

         Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS initially adopted the draft winter-use plan which eliminates snowmobiling from the Park with a phase-in period of three years during which time the winter snowmobiling operation may be continued.

         Per the settlement of a lawsuit that was filed by snowmobile manufacturers and various other organizations to overturn the NPS's decision, the NPS has agreed to reopen its decision- making process regarding the use of snowmobiles in Yellowstone and surrounding Parks. Under the settlement, the Park Service has committed to reexamine its closure in light of new, environmentally friendly snowmobile technology and other information provided by the public. While the Company is optimistic regarding this settlement, until such time as there is a change in the current winter-use plan, the winter snowmobiling operation will discontinue operations after the 2002-2003 winter season. This will have a significant negative impact on the revenues and financial results of the Company. During fiscal 2002, winter operations accounted for approximately 33 percent of total revenues.

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

         During the Company's 2000 summer season, Yellowstone National Park and the surrounding areas were evacuated due to fire danger, causing a disruption to the Company's business. The Company filed a claim under its business interruption policy but is still in negotiations for the final payment. Total proceeds received as of March 31, 2002 were $213,000.

4.       TRANSACTIONS WITH RELATED PARTIES

         General and administrative - related party expenses for the years ended March 31, 2002, 2001 and 2000 represent management fees and administrative expenses paid to related parties and totaled $327,173, $267,774, and $219,038, respectively. Related parties during the years ended March 31, 2002, 2001 and 2000 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the years ended March 31, 2002, 2001 and 2000 also include a company owned by the Company's current President, Michael P. Perikly.

         For the years ended March 31 2002, 2001 and 2000, the Company made payments to PNI Inc., Walker Consulting, Inc., and/or RLW & BJW Enterprises, L.L.C., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $254,173, $185,149 and $162,263, respectively.

         For the years ended March 31 2002, 2001 and 2000, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $73,000, $82,625 and $56,775, respectively.

         The Company incurred borrowings under line of credit agreements with related parties (Note 5). Interest incurred for the years ended March 31, 2002, 2001 and 2000 was $59,750, $112,115, and $123,230,
         respectively. For fiscal years 2002, 2001 and 2000, the Company capitalized $29,910, $52,465, and $44,932 of interest, respectively.

         At March 31, 2002, the Company recorded payables of $5,000 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

         During the years ended March 31, 2002, 2001 and 2000, the Company paid $15,000, $30,375, and $31,225, respectively, to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for construction costs related to the new employee housing and other facility improvements.

         During the year ended March 31, 2000, the Company paid $30,000 to PNI, Inc., a company owned by the Company's current majority owner, Robert
         L. Walker, for construction costs related to the new employee housing and other facility improvements

         During the year ended March 31, 2002, the Company paid $25,000 to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent.

5.       NOTES PAYABLE UNDER LINES OF CREDIT

         The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2002, the Company was not in compliance with the minimum cash flow requirement. On May 10, 2002, the Company received a waiver of noncompliance for the year ended March 31, 2002.

         The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $175,000 on the JSB Agreement as of March 31, 2002.

         The Company has an Agreement with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $350,000 on this line of credit as of March 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2002, the Company was not in compliance with the minimum cash flow requirement. On May 10, 2002, the Company received a waiver of noncompliance for the year ended March 31, 2002.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

                  None

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant
                                                                  TERM AS
         NAME                 AGE     POSITIONS WITH COMPANY      DIRECTOR

         Robert L. Walker     68      Chairman and CEO/Director  12/97 - Present
         A. Clarene Law       68      Director                    6/92 - Present
         Bonnie J. Walker     66      Director                    4/99 - Present
         William S. Levine    64      Director                    4/99 - Present
         Victor W. Riches     51      Director                    4/99 - Present
         Michael P. Perikly   50      President                   4/99 - Present
         Thomas J. Kase       57      Secretary/Treasurer         4/99 - Present

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

Item 10.       Executive Compensation

SUMMARY COMPENSATION TABLE

             (A)                      (B)             (C)
Name and principal
Position                            Year             Salary
-------------------------           ----             --------
Michael P. Perikly                  2002             $100,000
President                           2001             $125,000
                                    2000             $100,000

Robert L. Walker                    2002             $150,000
Chief Executive Officer

All executive officers
as a group (three)                  2002             $250,000
           (three)                  2001             $125,000
           (three)                  2000             $100,000

All executive officers as a group received cash compensation for services rendered to the Company over the three years which was paid pursuant to the management contracts described under the heading "Item 12 Certain Relationships and Related Transactions."

There are no compensation arrangements for directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

         The following table indicates as of May 15, 2002, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.

Name and Address                            Common Stock            Percent Held
--------------------------------------      ------------            ------------
Robert L. Walker                               367,569                  52.9%
Director and C.E.O.
3207 S. Hardy Drive
Tempe, Arizona 85282

A. Clarene Law                                   3,000                     *
Director
1702 E. Highland Ave., #312
Phoenix, Arizona 85016

Michael P. Perikly                               2,500                     *
President
3207 S. Hardy Drive
Tempe, Arizona 85282

William S. Levine                              124,233 (A)              17.9%
Director
Levine Investments Limited Partnership
2525 E. Camelback Rd., Suite #275
Phoenix, Arizona 85016


Krist A. Jake                                   73,800 (B)              10.6%
P.O. Box 640219
San Francisco, California 94164

Bar-B-Bar Corporation                           37,307 (C)               5.4%
Max C. Chapman, Jr.
P.O. Box 194
Scarborough, New York 10510

All Executive Officers and                     497,302                  71.6%
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

(B) Based on Schedule 13D filed with the Securities and Exchange Commission on June 7, 1997 by Krist A. Jake.

(C) Based on Schedule 13D filed with the Securities and Exchange Commission on December 6, 1991 by Bar-B-Bar Corporation and Max C. Chapman, Jr.

Item 12. Certain Relationships and Related Transactions

         General and administrative - related party expenses for the years ended March 31, 2002, 2001 and 2000 represent management fees and administrative expenses paid to related parties and totaled $327,173, $267,774, and $219,038, respectively. Related parties during the years ended March 31, 2002, 2001 and 2000 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the years ended March 31, 2002, 2001 and 2000 also include a company owned by the Company's current President, Michael P. Perikly.

         For the years ended March 31 2002, 2001 and 2000, the Company made payments to PNI Inc., Walker Consulting, Inc., and/or RLW & BJW Enterprises, L.L.C., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $254,173, $185,149 and $162,263, respectively.

         For the years ended March 31 2002, 2001 and 2000, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $73,000, $82,625 and $56,775, respectively

         The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus ..875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2002, the Company was not in compliance with the minimum cash flow requirement. On May 10, 2002, the Company received a waiver of noncompliance for the year ended March 31, 2002.

         The Company has an Agreement with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $350,000 on this line of credit as of March 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2002, the Company was not in compliance with the minimum cash flow requirement. On May 10, 2002, the Company received a waiver of noncompliance for the year ended March 31, 2002.

         The Company incurred borrowings under the above line of credit agreements with related parties. Interest incurred for the years ended March 31, 2002, 2001 and 2000 was $59,750, $112,115, and $123,230, respectively. For fiscal years 2002, 2001 and 200, the Company capitalized $29,910, $52,465, and $44,932 of interest, respectively.

         At March 31, 2002 the Company recorded payables of $5,000 to related parties for certain operating expenses paid by the related parties on behalf of the Company.

         During the years ended March 31, 2002, 2001 and 2000, the Company paid $15,000, $30,375, and $31,225, respectively, to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for construction costs related to the new employee housing and other facility improvements.

         During the year ended March 31, 2000, the Company paid $30,000 to PNI, Inc., a company owned by the Company's current majority owner, Robert L. Walker, for construction costs related to the new employee housing and other facility improvements

         During the year ended March 31, 2002, the Company paid $25,000 to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent.

PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)      1.  Financial Statements                                          Page

The following consolidated financial statements of International Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

             Independent Auditors' Report                                  14

             Consolidated Balance Sheets - March 31, 2002
             and 2001                                                      15

             Consolidated Statements of Income - years ended
             March 31, 2002, 2001 and 2000                                 16

             Consolidated Statements of  Shareholders' Equity -
             years ended March 31, 2002, 2001 and 2000                     17

             Consolidated Statements of Cash Flows-
             years ended March 31, 2002, 2001 and 2000                     18

             Notes to consolidated financial statements                    19

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

                                      International Leisure Hosts, Ltd.
                                      ---------------------------------


                                      /s/ Michael P. Perikly
                                      ------------------------------------------
                                      Michael P. Perikly, President
                                      Date: 6/19/02

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Michael P. Perikly                                /s/ Thomas J. Kase
-----------------------                              ---------------------------
Michael P. Perikly                                   Thomas J. Kase
President                                            Treasurer
Date: 6/19/02                                        Date:   6/19/02