Form 10QSB
period 2002-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2002-08-07
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002
                                                 -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of June 30, 2002.


PART I - FINANCIAL INFORMATION
 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           June           March
                                                                                         30, 2002       31, 2002
                                                                                        -----------    -----------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $   383,441    $    49,664
    Accounts receivable                                                                         191         26,402
    Income tax refund receivable                                                             48,000          1,000
    Merchandise inventories                                                                 229,376        109,563
    Prepaid expenses and other                                                               38,935         26,751
                                                                                        -----------    -----------
        Total current assets                                                                699,943        213,380
                                                                                        -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                            7,030,870      7,030,870
    Equipment                                                                             1,889,223      1,983,380
    Leasehold improvements                                                                  325,600        325,600
    Construction in progress                                                                370,683        321,553
                                                                                        -----------    -----------
        Total property and equipment                                                      9,616,376      9,661,403
    Less accumulated depreciation and amortization                                        3,312,858      3,260,199
                                                                                        -----------    -----------
        Property and equipment - net                                                      6,303,518      6,401,204
                                                                                        -----------    -----------
TOTAL                                                                                   $ 7,003,461    $ 6,614,584
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable under lines of credit from related party                              $   975,000    $   935,000
    Note payable under line of credit                                                       175,000        175,000
    Accounts payable:
      Trade                                                                                 271,386         71,748
      Related party                                                                                          5,000
    Accrued liabilities                                                                      94,222         42,982
    Advance deposits                                                                        315,856        118,743
                                                                                        -----------    -----------
        Total current liabilities                                                         1,831,464      1,348,473
DEFERRED INCOME TAXES                                                                       177,421        177,421
                                                                                        -----------    -----------
        Total liabilities                                                                 2,008,885      1,525,894
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: issued 718,373 shares         7,184          7,184
    Additional paid-in capital                                                              656,426        656,426
    Retained earnings                                                                     4,409,928      4,504,042
                                                                                        -----------    -----------
                                                                                          5,073,538      5,167,652
    Less common stock in treasury - at cost, 23,966 shares                                  (78,962)       (78,962)
                                                                                        -----------    -----------
        Shareholders' equity - net                                                        4,994,576      5,088,690
                                                                                        ===========    -----------
TOTAL                                                                                   $ 7,003,461    $ 6,614,584
                                                                                        ===========    ===========


See notes to condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the three months ended
                                                          June 30,
                                                 --------------------------
                                                   2002            2001
                                                   ----            ----
REVENUES:

 Sales of merchandise                            $ 335,539       $ 340,357

 Room, cabin and trailer space rentals             354,407         327,427

 Other rentals and income                           39,396          89,757

 Interest                                              165             490
                                                 ---------       ---------
    Total revenues                                 729,507         758,031
                                                 ---------       ---------

COSTS AND EXPENSES:

 Cost of merchandise                               205,840         221,890

 Operating                                         426,337         437,565

 General and administrative                         42,753          35,206

 General and administrative - related party         73,074          33,750

 Net loss on asset disposals                        29,323

 Depreciation and amortization                      82,044          89,059

 Interest                                            2,065           4,525

 Interest - related party                            9,185           8,571
                                                 ---------       ---------
    Total costs and expenses                       870,621         830,566
                                                 ---------       ---------

Loss before income taxes                          (141,114)        (72,535)

Benefit for income taxes                           (47,000)        (25,000)
                                                 ---------       ---------

NET LOSS                                         ($ 94,114)      ($ 47,535)
                                                 =========       =========

NET LOSS PER COMMON SHARE - BASIC                $   (0.14)      $   (0.07)
                                                 =========       =========



See notes to condensed consolidated financial statements


                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three months ended June 30,
                                                      ---------------------------------
                                                             2001           2000
                                                             ----           ----
OPERATING ACTIVITIES:
  Net loss                                                ($ 94,114)     ($ 47,535)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                          82,044         89,059
      Net loss on asset disposals                            29,323
  Changes in assets and liabilities:
      Accounts receivable                                    26,211           (867)
      Income tax refund receivable                          (47,000)       (25,000)
      Merchandise inventories                              (119,813)       (93,470)
      Prepaid expenses and other                            (12,184)       (23,455)
      Accounts payable - trade                              199,638        (22,280)
      Accounts payable - related party                       (5,000)
      Income taxes payable                                                 (24,454)
      Accrued liabilities                                    51,240         67,689
      Advance deposits                                      197,113        169,123
                                                          ---------      ---------
          Net cash provided by operating activities         307,458         88,810
                                                          ---------      ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment                   (59,498)       (91,850)
      Proceeds from sale of property and equipment           45,817
                                                          ---------      ---------
        Net cash used in investing activities               (13,681)       (91,850)

FINANCING ACTIVITIES:
      Loan proceeds from affiliate                           40,000         50,000
      Loan proceeds from bank                                               77,580
                                                          ---------      ---------

        Net cash provided by financing activities            40,000        127,580
                                                          ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   333,777        124,540

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 49,664        174,991
                                                          ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 383,441      $ 299,531
                                                          =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                      $  16,061      $  25,985
                                                          =========      =========


See notes to condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            For the Three Month Periods Ended June 30, 2002 and 2001

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

International Leisure Hosts, Ltd. (the "Company") operates in one business segment, the ownership and operation of Flagg Ranch Resort ("Flagg Ranch"), a full-service resort motel and trailer park located in the John D. Rockefeller Jr. Memorial Parkway, approximately four miles north of Grand Teton National Park and two miles south of the southern entrance to Yellowstone National Park.

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

h. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407 for both 2002 and 2001. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

i. Estimated Fair Value of Financial Instruments - The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, accrued expenses, and debt approximate fair values due to the short-term maturities or market rates of interest.

j. New Accounting Pronouncement - In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and
         amends APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company implemented this statement on April 1, 2002 and determined that it did not have a material effect on its financial statements.

2.       COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion by December 31, 2002. The remaining cost of this relocation is estimated to be approximately $100,000.

The extensive capital investments which were required by the Company's current Contract, were made based on the Park providing road access in the winter and full winter services (i.e. snowmobile rentals) for the duration of the Contract. These services are necessary to allow the Company to recover its substantial investment and provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law. The Company relied on the Park's representations to expend millions of dollars in facilities improvements. Precluding the Company from offering its full spectrum of winter activities would materially and fundamentally alter key contract features and substantially interfere with the Company's ability to recover its investments or realize its planned profit.

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the three months ended June 30, 2002 and 2001, this fee amounted to $13,700, and $12,600, respectively, which has been recorded as operating expense.

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

3.       TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the three months ended June 30, 2002 and 2001 represent management fees and administrative expenses paid to related parties and totaled $73,000 and $34,000, respectively. Related parties during the three months ended June 30, 2002 and 2001 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the three months ended June 30, 2002 and 2001 also include a company owned by the Company's current President, Michael P. Perikly.

For the three months ended June 30, 2002 and 2001, the Company made payments to PNI Inc. and Walker Consulting, Inc., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $42,324 and $25,500, respectively.

For the three months ended June 30, 2002 and 2001, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $15,750 each period. For the three months ended June 30, 2001, $7,500 of this fee was capitalized to construction in process.

For the three months ended June 30, 2002 and 2001, the Company made payments to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent of $15,000 and $0, respectively.

The Company incurred borrowings under line of credit agreements with related parties (Note 4). Interest incurred for the three months ended June 30, 2002 and 2001 was $13,112 and $16,949, respectively. For fiscal years 2002 and 2001, the Company capitalized $4,810, and $12,889 of interest, respectively, from related party and bank lines of credit agreements.

4.       NOTES PAYABLE UNDER LINES OF CREDIT

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of June 30 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2002, the Company was not in compliance with the minimum cash flow requirement.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $175,000 on the JSB Agreement as of June 30, 2002.

The Company has an Agreement with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $390,000 on this line of credit as of June 30, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2002, the Company was not in compliance with the minimum cash flow requirement.

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

The Company's net loss for the first quarter ended June 30, 2002 was $94,000 ($.14 per share). This compares to a net loss of $48,000 ($.07 per share) for the quarter ended June 30, 2001. The $46,000 increase in loss is primarily due to a one-time fire-related insurance payment received in the prior year as well as a loss on sale of assets during the current year. Changes in the Company's revenues and expenses for the quarters ended June 30, 2002 and 2001 are summarized below. All references to years, represent quarters ending June 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 24 through September 30 and the winter season runs from late December through early March. Therefore, the first quarter ended June 30, 2002 consists of only thirty-eight days of operations.

Revenues
--------

Total revenues for 2002 decreased by $29,000 or 4% from 2001. Of this decrease, $3,000 was from food and beverage sales, $15,000 from gasoline sales, $10,000 in float trip revenue, $6,000 in trail ride revenue, $2,000 from guided fishing trip revenue and $32,000 from other revenue representing the one- time insurance payment made in 2001. Increases of $12,000 in cabin rentals, $15,000 in RV park rentals, $7,000 in grocery store sales and $5,000 in gift shop sales offset the above decreases.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 61% and 65%, respectively, in 2002 and 2001. The ratio of operating expenses to total revenue remained constant at 58% in 2002 and 2001. Operating expenses decreased by
$11,000 in 2002 as compared to 2001. Of this decrease, $18,000 was from labor, $2,000 in utilities, $6,000 in outside services, $4,000 in advertising, $1,000 in telephone, $3,000 in postage and freight, and $1,000 in licenses and fees. Offsetting these decreases were increases of $7,000 in office supplies, $9,000 in maintenance, $2,000 in company vehicle and travel, $1,000 in credit card fees, $3,000 in insurance, $1,000 in property taxes and $1,000 in franchise fees. General and administrative expenses increased $8,000 or 21% in 2002 as compared to 2001. General and administrative expenses - related party increased by $39,000 or 118% in 2002 as compared to 2001.

Inflation
---------

The Company expects that it will be able to offset increases in costs and expenses, principally labor, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

Working capital deficit decreased to $1,132,000 at June 30, 2002 from $1,135,000 at March 31, 2002. Current assets increased by $487,000 primarily due to increases in cash, income tax receivable, and merchandise inventories. Current liabilities increased by $483,000 primarily due to an increase in accrued liabilities and an increase in advance deposits.

Further, during fiscal 2002, the Company incurred costs of approximately $49,000 related to certain construction projects. The Company may incur additional costs of approximately $100,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations for the quarters ended June 30, 2002 and 2001 was $308,000 and $89,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of June 30 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2002, the Company was not in compliance with the minimum cash flow requirement.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $175,000 on the JSB Agreement as of June 30, 2002.

The Company has an Agreement with an affiliated company expiring September 30, 2002, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $390,000 on this line of credit as of June 30, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2002, the Company was not in compliance with the minimum cash flow requirement.

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

ITEM 2.         Changes in Securities
                None.

ITEM 3.         Defaults upon Senior Securities
                None.

ITEM 4.         Submission of Matters to a Vote of Securities Holders
                None
..
ITEM 5.         Other Materially Important Events
                None

ITEM 6.         Exhibits and Reports on Form 8-K

                (a)      1.       Financial Statements                    Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

                Condensed Consolidated Balance Sheets -
                June 30, 2002 (Unaudited) and March 31, 2002                2

                Condensed Consolidated Statements of Operations -
                Three months ended June 30, 2002 and 2001 (Unaudited)       3

                Condensed Consolidated Statements of Cash Flows-
                Three months ended June 30, 2002 and 2001 (Unaudited)       4

                Notes to Condensed Consolidated Financial Statements        5

       3. The following exhibits are incorporated by reference as indicated:
       3.1      By-Laws-Adopted  June 22,  1992 filed with Form 10-K dated March
                31, 1992
       3.2 Articles of Incorporation-filed with Form 10-K dated March 31, 1986, pages 32-41
       10.1     United States  Department of the Interior  National Park Service
                Contract-filed with Form 10-Q dated December 31, 1989
       99.1     Certification  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       99.2     Certification  pursuant to 18 U.S.C.  Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)




                                        /s/ ROBERT L. WALKER
                                    --------------------------------------------
DATE:  August 6, 2002               BY:     ROBERT L. WALKER
                                    Chairman and Chief Executive Officer


                                        /s/ MICHAEL P. PERIKLY
                                    --------------------------------------------
DATE:  August 6, 2002               BY:    MICHAEL P. PERIKLY
                                    President and Principal Financial Officer