Form 10QSB
period 2002-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2002-11-08
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
                        ---------------------------------

             (Exact name of Registrant as specified in its charter)

           Wyoming                                       86-0224163
------------------------------                --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           3207 S. Hardy Drive
           Tempe, AZ                                          85282
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

                      YES   [X]                             NO [_]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of September 30, 2002.

PART I - FINANCIAL INFORMATION

ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  September      March
                                                                  30, 2002      31, 2002
                                                                 -----------   -----------
ASSETS                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                    $   654,782   $    49,664
    Accounts receivable                                                  253        26,402
    Income tax refund receivable                                       1,000         1,000
    Merchandise inventories                                          126,683       109,563
    Prepaid expenses and other                                        42,647        26,751
                                                                 -----------   -----------
        Total current assets                                         825,365       213,380
                                                                 -----------   -----------
PROPERTY AND EQUIPMENT:
    Buildings and improvements                                     7,388,768     7,030,870
    Equipment                                                      1,900,375     1,983,380
    Leasehold improvements                                           325,600       325,600
    Construction in progress                                          46,872       321,553
                                                                 -----------   -----------
        Total property and equipment                               9,661,615     9,661,403
    Less accumulated depreciation and amortization                 3,391,181     3,260,199
                                                                 -----------   -----------
        Property and equipment - net                               6,270,434     6,401,204
                                                                 -----------   -----------
TOTAL                                                            $ 7,095,799   $ 6,614,584
                                                                 ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit from related party        $   585,000   $   935,000
   Note payable under line of credit                                 500,000       175,000
   Accounts payable:
     Trade                                                            62,979        71,748
     Related party                                                                   5,000
     Income taxes payable                                            150,000
     Accrued liabilities                                              79,216        42,982
     Advance deposits                                                 72,791       118,743
                                                                 -----------   -----------
        Total current liabilities                                  1,449,986     1,348,473
DEFERRED INCOME TAXES                                                177,421       177,421
                                                                 -----------   -----------
        Total liabilities                                          1,627,407     1,525,894
                                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares:
      none issued
    Common stock, $.01 par value - authorized 2,000,000 shares:
      issued 718,373 shares                                            7,184         7,184
    Additional paid-in capital                                       656,426       656,426
    Retained earnings                                              4,883,744     4,504,042
                                                                 -----------   -----------
                                                                   5,547,354     5,167,652
    Less common stock in treasury - at cost, 23,966 shares           (78,962)      (78,962)
                                                                 -----------   -----------
        Shareholders' equity - net                                 5,468,392     5,088,690
                                                                 -----------   -----------
TOTAL                                                            $ 7,095,799   $ 6,614,584
                                                                 ===========   ===========

See notes to condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                               Three months ended     Six months ended
                                                  September 30,          September 30,
                                             ----------------------  ----------------------
                                                2002        2001        2002        2001
                                             ----------  ----------  ----------  ----------
REVENUES:
 Sales of merchandise                        $  964,989  $  946,888  $1,300,528  $1,287,245
 Room, cabin and trailer space rentals        1,109,768     968,979   1,464,175   1,300,040
 Other rentals and income                       107,668     100,834     147,064     186,957
 Net gain on asset disposals                        833
 Interest                                         1,965       3,225       2,130       3,715
                                             ----------  ----------  ----------  ----------
    Total revenues                            2,185,223   2,019,926   2,913,897   2,777,957
                                             ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
 Cost of merchandise                            581,079     522,440     786,919     744,330
 Operating                                      702,080     686,607   1,128,417   1,124,173
 General and administrative                      12,218      13,232      54,971      48,438
 General and administrative - related party      73,074      33,750     146,148      67,500
 Net loss on asset disposals                                    662      28,490         662
 Depreciation and amortization                   80,750      88,576     162,794     177,635
 Interest                                        15,206      11,975      26,456      25,071
                                             ----------  ----------  ----------  ----------
    Total costs and expenses                  1,464,407   1,357,242   2,334,195   2,187,809
                                             ----------  ----------  ----------  ----------
Income before income taxes                      720,816     662,684     579,702     590,148

Provision for income taxes                      247,000     217,304     200,000     192,304
                                             ----------  ----------  ----------  ----------
NET INCOME                                   $  473,816  $  445,380  $  379,702  $  397,844
                                             ==========  ==========  ==========  ==========
NET INCOME
     PER COMMON SHARE                        $     0.68  $     0.64  $     0.55  $     0.57
                                             ==========  ==========  ==========  ==========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Six months ended
                                                         September 30,
                                                     ---------------------
                                                        2002        2001
                                                     ---------   ---------
OPERATING ACTIVITIES:
  Net income                                         $ 379,702   $ 397,844
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    162,794     177,635
      Net loss on asset disposals                       28,490         662
  Changes in assets and liabilities:
      Accounts receivable                               26,149         934
      Merchandise inventories                          (17,120)    (28,761)
      Prepaid expenses and other                       (15,896)    (17,006)
      Accounts payable - trade                          (8,769)    (54,939)
      Accounts payable - related party                  (5,000)
      Income taxes payable                             150,000      94,546
      Accrued liabilities                               41,184       8,774
      Advance deposits                                 (45,952)    (41,830)
                                                     ---------   ---------
          Net cash provided by operating activities    690,632     537,859
                                                     ---------   ---------
INVESTING ACTIVITIES:
      Purchases of property and equipment             (110,131)   (175,421)
      Proceeds from sale of property and equipment      49,617       2,750
                                                     ---------   ---------
        Net cash used in investing activities          (60,514)   (172,671)
                                                     ---------   ---------
FINANCING ACTIVITIES:
      Loan proceeds from related party                              50,000
      Loan payments to related party                  (350,000)
      Loan proceeds from bank                          325,000
      Loan payments to bank                                       (322,420)
                                                     ---------   ---------
        Net cash used in financing activities          (25,000)   (272,420)
                                                     ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS              605,118      92,768

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            49,664     174,991
                                                     ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 654,782   $ 267,759
                                                     =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                 $  34,281   $  48,557
                                                     =========   =========
    - Cash paid for income taxes                     $  50,000   $  95,000
                                                     =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the Three and Six Month Periods Ended September 30, 2002 and 2001

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

b. Revenue Recognition - The Company recognizes lodging revenue at the completion of a room night and other ancillary revenue as the services are provided.

c. Cash and cash equivalents - Cash and cash equivalents represent cash in banks, money market funds, and certificates of deposit with initial maturities of three months or less.

d. Merchandise inventories are stated at the lower of cost (first-in, first-out basis) or market.

e. Property and equipment are stated at cost. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

         The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. For assets to be disposed of, the Company reports long-lived assets and certain identifiable intangibles at the lower of carrying amount or fair value less cost to sell.

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

i. Estimated Fair Value of Financial Instruments - The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, and accrued liabilities approximate fair values due to the short-term maturities or market rates of interest.

j. New Accounting Pronouncement - In August 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The new rules apply to the classification and impairment analysis conducted on long- lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company implemented this statement on April 1, 2002 and such implementation did not have a material effect on its financial statements.

2.      COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has chosen to meet these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities, which began in summer 1998, with expected completion by December 31, 2002. The remaining cost of this relocation is estimated to be approximately $10,000.

The extensive capital investments which were required by the Company's current Contract, were made based on the NPS providing road access in the winter and full winter services (i.e., snowmobile rentals) for the duration of the Contract. These services are necessary to allow the Company to recover its substantial investment and provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law. The Company relied on the Park's representations to expend millions of dollars in facilities improvements. Precluding the Company from offering its full spectrum of winter activities would materially and fundamentally alter key contract features and substantially interfere with the Company's ability to recover its investments or realize its planned profit.

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the six months ended September 30, 2002 and 2001, this fee amounted to $55,800, and $51,200, respectively, which has been recorded as operating expense.

Flagg Ranch faces competition from hotels, camping areas and trailer facilities in Yellowstone and Grand Teton National Parks, as well as from a large number of hotels and motels in Wyoming, Montana and Idaho, offering some facilities which are similar to those offered by Flagg Ranch. In addition, the business of Flagg Ranch is susceptible to weather conditions and unfavorable trends in the economy as a whole. Business could be significantly affected depending upon actions which might be taken by the NPS if cutbacks are made to their budget. If the NPS decides to close Yellowstone National Park for the winter months, then Flagg Ranch would have to discontinue its winter operations. NPS budget cutbacks could also negatively impact the length of the summer season and the number of visitors to Yellowstone and Grand Teton National Parks (the "Parks") and have a corresponding negative impact on Flagg Ranch revenues.

On May 20, 1997, the Fund for Animals, Biodiversity Legal Foundation, et. al. filed a lawsuit against the NPS challenging the action of the NPS regarding winter use of Yellowstone and Grand Teton National Parks. The plaintiffs asked the Federal Court to stop winter activities, primarily snowmobiling and related snow grooming, until environmental impacts are documented. A settlement agreement was reached that required the NPS to prepare an environmental impact statement ("EIS") during which time period the Parks continued activities under the then existing winter visitor-use plan.

Upon completion of the EIS, the NPS prepared a draft winter-use plan with several alternatives. The NPS initially adopted the draft winter-use plan which eliminates snowmobiling from the Park with a phase-in period of three years during which time the winter snowmobiling operation may be continued.

Per the settlement of a lawsuit that was filed by snowmobile manufacturers and various other organizations to overturn the NPS's decision, the NPS has agreed to reopen its decision-making process regarding the use of snowmobiles in the Parks. Under the settlement, the NPS has committed to reexamine its closure in light of new, environmentally friendly snowmobile technology and other information provided by the public. While the Company is optimistic regarding this settlement, until such time as there is a change in the current winter-use plan, the winter snowmobiling operation will discontinue operations after the 2002-2003 winter season. This will have a significant negative impact on the revenues and financial results of the Company. During fiscal 2002, winter operations accounted for approximately 33 percent of total revenues.

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

3.      TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the six months ended September 30, 2002 and 2001 represent management fees and administrative expenses paid to related parties and totaled $146,000 and $68,000, respectively. Related parties during the six months ended September 30, 2002 and 2001 include entities owned by the Company's current majority owner, Robert Walker, or family members, and a company owned by the Company's current President, Michael P. Perikly.

For the six months ended September 30, 2002 and 2001, the Company made payments to PNI Inc. and Walker Consulting, Inc., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $84,648 and $51,000, respectively.

For the six months ended September 30, 2002 and 2001, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $31,500 each period. For the six months ended September 30, 2001, $15,000 of this fee was capitalized to construction in process.

For the six months ended September 30, 2002 and 2001, the Company made payments to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent of $30,000 and $0, respectively.

The Company incurred borrowings under line of credit agreements with related parties (Note 4). Interest incurred for the six months ended September 30, 2002 and 2001 was $27,491 and $33,049, respectively. For fiscal years 2002 and 2001, the Company capitalized $6,274, and $15,985 of interest, respectively, from related party agreements.

4.      NOTES PAYABLE UNDER LINES OF CREDIT

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of September 30, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2002, the Company was not in compliance with the minimum cash flow requirement.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of September 30, 2002. Interest incurred for the six months ended September 30, 2002 and 2001 was $6,789 and $15,508, respectively. For fiscal years 2002 and 2001, the Company capitalized $1,550, and $7,501 of interest, respectively, from the bank line of credit agreement.

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

The Company's net income for the six months ended September 30, 2002 was $380,000 ($.55 per share). This compares to net income of $398,000 ($.57 per share) for the six months ended September 30, 2001. Changes in the Company's revenues and expenses for the quarters ended September 30, 2002 and 2001 are summarized below. All references to years, represent quarters ending September 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 24 through September 30 and the winter season runs from late December through early March.

Revenues

Total revenues for the six months ended September 30, 2002 increased by $136,000 or 5% from 2001. Of this increase, $88,000 was from cabin rentals, $76,000 from RV park rentals, $35,000 in grocery store sales and $6,000 in gasoline sales. Decreases of $3,000 in food and beverage sales, $25,000 in gift shop sales, $11,000 in float trip revenue, $12,000 in trail ride revenue, $3,000 from guided fishing trip revenue and $15,000 from other revenue offset the above increases.

Total revenues for the three months ended September 30, 2002 increased by $165,000 or 8% from 2001. Of this increase, $79,000 was from cabin rentals, $61,000 from RV park rentals, $28,000 from grocery store sales, $21,000 from gasoline sales, and $14,000 from other revenue. Offsetting these increases were decreases of $30,000 from gift shop sales, $1,000 from guided fishing trip revenue, $1,000 in float trip revenue and $6,000 in trail ride revenue. The increases were primarily the result of lower revenues in the previous year due to the events of September 11, 2001. The primary reason for the significant decrease in gift shop revenue was due to reduced inventory on display.

Expenses

The ratio of cost of merchandise sold to sales of merchandise was 61% and 58%, respectively, for 2002 and 2001. The ratio of operating expenses to total revenue was 39% and 40%, respectively, in 2002 and 2001. Operating expenses increased by $4,000 in 2002 as compared to 2001. Of this increase, $7,000 was from office supplies, $14,000 from repairs and maintenance, $1,000 in equipment rental, $1,000 in commissions, $1,000 in telephone, $2,000 in company vehicle and travel, $1,000 in printing, $9,000 in credit card fees, $8,000 in postage and freight, $2,000 in insurance and $5,000 in franchise fees. Offsetting these increases were decreases of $1,000 in labor, $7,000 in operating supplies, $6,000 in snowmobile parts and gas, $6,000 in outside services, $14,000 in advertising, $1,000 in licenses and fees and $12,000 in other items. General and administrative expenses increased $7,000 or 14% for the six months ended September 30, 2002 as compared to 2001. General and administrative expenses - related party increased by $79,000 or 117% in 2002 as compared to 2001.

Operating expenses for the three months ended September 30, 2002 increased by $15,000 from 2001. Of this increase $17,000 was from labor, $2,000 from utilities, $1,000 from equipment rental, $3,000 from telephone, $8,000 from credit card fees, $11,000 from postage and freight, and $4,000 from franchise fees. Offsetting these increase were decreases of $7,000 in operating supplies, $1,000 in outside services, $10,000 in advertising, $1,000 in property taxes and $12,000 in other items. General and administrative expenses decreased $1,000 or 8% for the three months ended September 30, 2002 as compared to 2001. General and administrative expenses - related party increased $39,000 or 117% for the three months ended September 30, 2002 as compared to 2001.

Inflation

The Company expects that it will be able to offset increases in costs and expenses, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

Working capital deficit decreased to $625,000 at September 30, 2002 from $1,135,000 at March 31, 2002. Current assets increased by $612,000 primarily due to increases in cash and merchandise inventories. Current liabilities increased by $101,000 primarily due to an increase in accrued liabilities, an increase in income taxes payable and a decrease in advance deposits.

Further, during fiscal 2002, the Company incurred costs of approximately $83,000 related to certain construction projects. The Company may incur additional costs of approximately $10,000 prior to December 31, 2002 to complete the relocation of employee housing units as required under the NPS contract.

The Company intends to fund these improvements through existing cash funds and cash generated from operations. Cash generated from operations for the six month periods ended September 30, 2002 and 2001 was $690,000 and $538,000, respectively. The construction funds will have to be obtained from outside sources to the extent they exceed cash generated from operations. There is no guarantee that the Company will be able to procure financing on favorable terms.

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of September 30, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2002, the Company was not in compliance with the minimum cash flow requirement.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of September 30, 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, investments, fixed assets, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our financial statements.

We recognize sales when pervasive evidence of a sale exists; that is, for lodging revenue at the end of each day, for other retail sales, when the actual sale occurs and possession of the product is transferred to the customer.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by GAAP versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities.

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

ITEM 2.  Changes in Securities
         None.

ITEM 3.  Defaults upon Senior Securities
         None.

ITEM 4.  Controls and Procedures

         Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by us in our periodic reports filed under the

         Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 5.  Submission of Matters to a Vote of Securities Holders
         None

ITEM 6.  Other Materially Important Events
         None

ITEM 7.  Exhibits and Reports on Form 8-K

         (a)    1.     Financial Statements                                Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

         Condensed Consolidated Balance Sheets - September 30, 2002
         (Unaudited) and March 31, 2002                                      2

         Condensed Consolidated Statements of Operations (Unaudited) -
         Six months ended September 30, 2002 and 2001                        3

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
         Six months ended September 30, 2002 and 2001                        4

         Notes to Condensed Consolidated Financial Statements                5

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

                                  INTERNATIONAL LEISURE HOSTS, LTD.
                                            (REGISTRANT)

                                      /s/ ROBERT L. WALKER
                                  -----------------------------------------
DATE:    November 1, 2002         BY:     ROBERT L. WALKER
                                  Chairman and Chief Executive Officer

                                      /s/ MICHAEL P. PERIKLY
                                  -----------------------------------------
DATE:    November 1, 2002         BY:    MICHAEL P. PERIKLY
                                  President and Principal Financial Officer