Form 10QSB
period 2002-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2003-02-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2002

                           Commission File No. 0-3858

                        INTERNATIONAL LEISURE HOSTS, LTD.
       ------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         Wyoming                                            86-0224163
-------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)


3207 S. Hardy Drive
    Tempe, AZ                                               85282
---------------------                                     ----------
(Address of principal                                     (Zip Code)
executive office)

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

             YES   [X]                                   NO   [_]

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of December 31, 2002.

PART I - FINANCIAL INFORMATION

 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           December            March
                                                                                           31, 2002          31, 2002
                                                                                          ----------         ----------
ASSETS                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                               $153,913            $49,664
    Accounts receivable                                                                       21,737             26,402
    Income tax refund receivable                                                               1,000              1,000
    Merchandise inventories                                                                  153,487            109,563
    Prepaid expenses and other                                                                49,733             26,751
                                                                                          ----------         ----------
        Total current assets                                                                 379,870            213,380
                                                                                          ----------         ----------
PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                             7,514,447          7,030,870
    Equipment                                                                              2,143,705          1,983,380
    Leasehold improvements                                                                   325,600            325,600
    Construction in progress                                                                                    321,553
                                                                                          ----------         ----------
        Total property and equipment                                                       9,983,752          9,661,403
    Less accumulated depreciation and amortization                                         3,477,319          3,260,199
                                                                                          ----------         ----------
        Property and equipment - net                                                       6,506,433          6,401,204
                                                                                          ----------         ----------
DEPOSITS                                                                                       6,561
                                                                                          ----------         ----------
TOTAL                                                                                     $6,892,864         $6,614,584
                                                                                          ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under line of credit from related party                                    $585,000           $935,000
   Note payable under line of credit                                                         500,000            175,000
   Accounts payable:
     Trade                                                                                   158,254             71,748
     Related party                                                                                                5,000
   Accrued liabilities                                                                        31,439             42,982
   Advance deposits                                                                          206,140            118,743
                                                                                          ----------         ----------
        Total current liabilities                                                          1,480,833          1,348,473
DEFERRED INCOME TAXES                                                                        177,421            177,421
                                                                                          ----------         ----------
        Total liabilities                                                                  1,658,254          1,525,894
                                                                                          ----------         ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares:
      issued 718,373 shares                                                                    7,184              7,184
    Additional paid-in capital                                                               656,426            656,426
    Retained earnings                                                                      4,649,962          4,504,042
                                                                                          ----------         ----------
                                                                                           5,313,572          5,167,652
    Less common stock in treasury - at cost, 23,966 shares                                   (78,962)           (78,962)
                                                                                          ----------         ----------
        Shareholders' equity - net                                                         5,234,610          5,088,690
                                                                                          ----------         ----------
TOTAL                                                                                     $6,892,864         $6,614,584
                                                                                          ==========         ==========

See notes to condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three months ended              Nine months ended
                                                                December 31,                   December 31,
                                                           -------------------------       ------------------------
                                                              2002           2001            2002            2001
                                                           ----------      ---------       --------        --------
REVENUES:
 Sales of merchandise                                      $   67,860       $101,155     $1,368,388      $1,388,399
 Room, cabin and trailer space rentals                         27,356         46,138      1,491,531       1,346,178
 Other rentals and income                                     133,817        148,580        280,880         335,536
 Interest                                                         774            442          2,904           4,157
                                                           ----------      ---------       --------        --------
    Total revenues                                            229,807        296,315      3,143,703       3,074,270
                                                           ----------      ---------       --------        --------
COSTS AND EXPENSES:
 Cost of merchandise                                           86,298         56,479        873,217         800,808
 Operating                                                    305,190        359,214      1,433,607       1,483,389
 General and administrative                                    19,449         23,329         74,419          71,767
 General and administrative - related party                    76,704         52,598        222,852         120,098
 Net loss on asset disposals                                                                 28,490             662
 Depreciation and amortization                                 86,139         94,881        248,933         272,516
 Interest                                                      14,809         11,613         41,265          36,683
                                                           ----------      ---------       --------        --------
    Total costs and expenses                                  588,589        598,114      2,922,783       2,785,923
                                                           ----------      ---------       --------        --------

Income (loss) before income taxes                            (358,782)      (301,799)       220,920         288,347

Provision (benefit)for income taxes                          (125,000)      (109,000)        75,000          83,304
                                                           ----------      ---------       --------        --------

NET INCOME (LOSS)                                          $ (233,782)     $(192,799)      $145,920        $205,043
                                                           ==========      =========       ========        ========
NET INCOME (LOSS)
     PER COMMON SHARE                                      $    (0.34)     $   (0.28)     $    0.21      $     0.30
                                                           ==========      =========       ========        ========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine months ended
                                                           December 31,
                                                      ---------------------
                                                         2002        2001
                                                      ---------   ---------
OPERATING ACTIVITIES:
  Net income                                          $ 145,920   $ 205,043
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                     248,933     272,516
      Net loss on asset disposals                        28,490         662
  Changes in assets and liabilities:
      Accounts receivable                                 4,665     (29,968)
      Merchandise inventories                           (43,924)    (58,455)
      Prepaid expenses and other                        (29,543)    (11,609)
      Accounts payable - trade                           86,506     (62,540)
      Accounts payable - related party                   (5,000)
      Income taxes payable                                          (14,454)
      Accrued liabilities                               (11,543)     (9,412)
      Advance deposits                                   87,397      86,927
                                                      ---------   ---------
        Net cash provided by operating activities       511,901     378,710
                                                      ---------   ---------
INVESTING ACTIVITIES:
      Purchases of property and equipment              (432,269)   (315,471)
      Proceeds from sale of property and equipment       49,617       2,750
                                                      ---------   ---------
        Net cash used in investing activities          (382,652)   (312,721)
                                                      ---------   ---------
FINANCING ACTIVITIES:
      Loan proceeds from related party                              100,000
      Loan payments to related party                   (350,000)
      Loan proceeds from bank                           325,000
      Loan payments to bank                                        (247,420)
                                                      ---------   ---------
        Net cash used in financing activities           (25,000)   (147,420)
                                                      ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    104,249     (81,431)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             49,664     174,991
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 153,913   $  93,560
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                  $  50,424   $  63,349
                                                      =========   =========
     - Cash paid for income taxes                     $  90,000   $  95,000
                                                      =========   =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     For the Three and Nine Month Periods Ended December 31, 2002 and 2001

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

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

h. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares o The weighted average number of common shares outstanding was 694,407 for both 2002 and 2001. Diluted net income per share reflects potential dilution that could occur from common sissuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

i. Estimated Fair Value of Financial Instruments - The Company has ethe fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, and accrued liabilities approximate fair values due to the short-term maturities or market rates of interest.

j. New Accounting Pronouncement - In August 2001 the Financial AStandards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and amends APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The new rules apply to the classification and impairment analysis conducted on long- lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company implemented this statement on April 1, 2002 and such implementation dnot have a material effect on its financial statements.

     During 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions. These statements do not have a material impact on the Company's operations.

2.       COMMITMENTS AND CONTINGENCIES

The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009.Under the terms of the Contract, prior to December 31, 2002, the Company is required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has met these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities.

The extensive capital investments which were required by the Company's current Contract, were made based on the NPS providing road access in the winter and full winter services (i.e., snowmobile rentals) for the duration of the Contract. These services are necessary to allow the Company to recover its substantial investment and provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law. The Company relied on the Park's representations to spend approximately 7.5 million dollars in facilities improvements. Precluding the Company from offering its full spectrum of winter activities would materially and fundamentally alter key contract features and substantially interfere with the Company's ability to recover its investments or realize its planned profit.

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the nine months ended December 31, 2002 and 2001, this fee amounted to $60,600, and $57,300, respectively, which has been recorded as operating expense.

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

The Department of Labor ("DOL") notified the Company in November, 1999, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the Company's estimate of the additional expense to the Company ranges from $40,000 to $60,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

3.       TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the nine months ended December 31, 2002 and 2001 represent management fees and administrative expenses paid to related pand totaled $223,000 and $120,000, respectively. These amounts are broken out in further detail below. Related parties during the nine months ended December 31, 2002 and 2001 include entities owned by the Company's current majority owner, Robert Walker, or family members, and a company owned by the Company's current President, Michael P. Perikly.

For the nine months ended December 31, 2002 and 2001, the Company made payments to PNI Inc. and Walker Consulting, Inc., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $130,602 and $77,848, respectively.

For the nine months ended December 31, 2002 and 2001, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $47,250 each period. For the nine months ended December 31, 2001, $15,000 of this fee was capitalized to construction in process.

For the nine months ended December 31, 2002 and 2001, the Company made payments to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent of $45,000 and $10,000, respectively.

The Company incurred borrowings under line of credit agreements with related parties (Note 4). Interest incurred for the nine months ended December 31, 2002 and 2001 was $35,785 and $46,782, respectively. For fiscal years 2002 and 2001, the Company capitalized $6,500, and $19,692 of interest, respectively, from related party agreements.

4.       NOTES PAYABLE UNDER LINES OF CREDIT

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized bthe assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of December 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of December 31, 2002, the Company was not in compliance with the minimum cash flow requirement.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of December 31, 2002. Interest incurred for the nine months ended December 31, 2002 and 2001 was $14,639 and $16,567, respectively. For fiscal years 2002 and 2001, the Company capitalized $2,659, and $6,974 of interest, respectively, from the bank line of credit agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report regarding the Company's quality of facilities, consumer response to marketing efforts, ability to offset inflation and adequacy of financing, constitute "forward looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding acceptance of facilities by consumers, favorable weather conditions, the market in which the Company operates, the stability of the economy and stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

The Company's net income for the nine months ended December 31, 2002 was $146,000 ($.21 per share). This compares to net income of $205,000 ($.30 per share) for the nine months ended December 31, 2001.

Changes in the Company's revenues and expenses for the quarter and nine month periods ended December 31, 2002 and 2001 are summarized below. All references to years, represent the nine month period ending December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 24 through September 30 and the winter season runs from late December through early March.

Revenues

Total revenues for the nine months ended December 31, 2002 increased by $69,000 or 2% from 2001. Of this increase, $71,000 was from cabin rentals, $74,000 from RV park rentals and $32,000 from grocery store sales. Decreases of $15,000 in food and beverage sales, $36,000 in gift shop sales, $1,000 in gasoline sales, $15,000 in winter activities, $11,000 in float trip revenue, $12,000 in trail ride revenue, $3,000 in guided fishing trip revenue and $15,000 in other revenue offset the above increases.

Total revenues for the three months ended December 31, 2002 decreased by $67,000 or 22% from 2001. Of this decrease, $17,000 was in cabin rentals, $2,000 in RV park rentals, $12,000 in food and beverage sales, $3,000 in grocery store sales, $12,000 in gift shop sales, $7,000 in gasoline sales, $13,000 in winter activities, and $1,000 in other revenue. The decreases were primarily the result of lower occupancy due to abnormally low snow levels during the start of the winter season.

Expenses

The ratio of cost of merchandise sold to sales of merchandise was 64% and 58%, respectively, for 2002 and 2001. Cost of merchandise increased in 2002 over 2001 due to increased food costs that could not be passed on to customers as well as deep sale discounts on slow moving gift shop inventory. The ratio of operating expenses to total revenue was 46% and 48%, respectively, in 2002 and 2001. Operating expenses decreased by $50,000 in 2002 as compared to 2001. Of this decrease, $24,000 was in labor, $4,000 in operating supplies, $9,000 in equipment rental, $9,000 in outside services, $25,000 in advertising, $1,000 in telephone, $12,000 in company vehicle and travel, $3,000 in credit card fees, $1,000 in licenses and fees, and $13,000 in other items. Offsetting these decreases were increases of $8,000 in office supplies, $27,000 in repairs and maintenance, $1,000 in printing, $9,000 in postage and freight, $3,000 in insurance, and $3,000 in franchise fees. General and administrative expenses increased $3,000 or 4% for the nine months ended December 31, 2002 as compared to 2001. General and administrative expenses - related party increased by $103,000 or 86% in 2002 as compared to 2001.

Operating expenses for the three months ended December 31, 2002 decreased by $54,000 from 2001. Of this decrease $23,000 was in labor, $10,000 in equipment rental, $3,000 in outside services, $11,000 in advertising, $3,000 in telephone, $1,000 in commissions, $14,000 in company vehicle and travel, $12,000 in credit card fees, $1,000 in franchise fees and $1,000 in other items. Offsetting these decreases were increases of $3,000 in operating supplies, $13,000 in repairs and maintenance, $6,000 in snowmobile parts and gas, $1,000 in printing, $1,000 in postage and freight and $1,000 in other items. General and administrative expenses decreased $4,000 or 17% for the three months ended December 31, 2002 as compared to 2001. General and administrative expenses - related party increased $24,000 or 46% for the three months ended December 31, 2002 as compared to 2001.

Loss on asset disposals for the nine months ended December 31, 2002 increased by $28,000 from 2001. This was primarily the result of late sales of used snowmobiles from the 2002 winter season that closed after our March 31, 2002 year end.

Inflation

The Company expects that it will be able to offset increases in costs and expenses, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources

Working capital deficit decreased to $1,101,000 at December 31, 2002 from $1,135,000 at March 31, 2002. Current assets increased by $166,000 primarily due to increases in cash and merchandise inventories. Current liabilities increased by $132,000 primarily due to increases in accounts payable and customer deposits.

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized bthe assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of December 31, 2002. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of December 31, 2002, the Company was not in compliance with the minimum cash flow requirement.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of December 31, 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States. During preparation of these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we eour estimates, including those related to inventories, fixed assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

We recognize sales when evidence of a sale exists; that is, for lodging revenue athe end of each day; for other retail sales, when the actual sale occurs and possession of the product is transferred to the customer.

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than tprojected by us, additional inventory write-downs may be required.

We estimate our actual current tax exposure together with the temporary differences that have resulted from the differing treatment of items dictated by GAAP versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities.

                           PART II - OTHER INFORMATION

ITEM I.   Legal Proceedings

          The Department of Labor ("DOL") notified the Company in November, 1999, on behalf of current and past employees, that additional overtime is due for the period beginning November 1, 1997. Currently the Company pays overtime for any hours in excess of 48 during a one-week period. The Company, as well as other Park concessioners in the area, have operated under an exemption that exists in the Fair Labor Standards Act. The DOL has claimed that this exemption does not apply due to conflicting language in the Contract Work Hours Safety Standard Act which requires overtime to be paid to laborers and mechanics working on a government contract after 40 hours worked during a week. If the DOL prevails, the Company's estimate of the additional expense to the Company ranges from $40,000 to $60,000. While there is no guarantee, the Company believes it will not be subject to the additional overtime payments.

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

ITEM 5.   Submission of Matters to a Vote of Securities Holders
          None

ITEM 6.   Other Materially Important Events
          None

ITEM 7.   Exhibits and Reports on Form 8-K

          (a) 1. Financial Statements                                       Page

          The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

          Condensed Consolidated Balance Sheets - December 31, 2002
         (Unaudited) and March 31, 2002                                        2

          Condensed Consolidated Statements of Operations (Unaudited)
          - Nine months ended December 31, 2002 and 2001                       3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine months ended December 31, 2002 and 2001                         4

          Notes to Condensed Consolidated Financial Statements                 5

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

                                             INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)

                                     /s/ ROBERT L. WALKER
                                 ------------------------------------------
DATE:     January 31, 2003       BY:     ROBERT L. WALKER

                                 Chairman and Chief Executive Officer

                                     /s/ MICHAEL P. PERIKLY
                                 ------------------------------------------
DATE:     January 31, 2003       BY:    MICHAEL P. PERIKLY

                                 President and Principal Financial Officer