Form 10KSB
period 2003-03-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2003-07-14
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-KSB
                                   -----------

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the Fiscal Year Ended March 31, 2003
                                              --------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Wyoming                                         86-0224163
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

3207 S. Hardy Drive, Tempe, AZ                               85282
---------------------------------------        ---------------------------------
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

State issuer's revenues for its most recent fiscal year.  $4,090,916
                                                          ----------

As of May 31, 2003, there were 694,407 shares of common stock outstanding and the aggregate market value of the common shares (based on the average of the bid and ask price of these shares on the NASDAQ over the counter market) of ILHL held by non-affiliates was approximately $3,142,000.

PART I.........................................................................4
------
      Item 1   Business........................................................4
      Item 2   Properties......................................................6
      Item 3   Legal Proceedings...............................................7
      Item 4   Submission of Matters to a Vote of Security Holders.............7

PART II........................................................................7
-------
      Item 5   Market for Registrant's Common Stock and Related
                   Security Holder Matters.....................................7
      Item 6   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................8
      Item 7   Financial Statements and Supplemental Data.....................12
      Item 8   Changes In and Disagreements with Accountants on Accounting and Financial Disclosures..................................25

PART III......................................................................25
--------
      Item 9   Directors and Executive Officers of the Registrant.............25
      Item 10  Executive Compensation.........................................26
      Item 11  Security Ownership of Certain Beneficial Owners and Management.27
      Item 12  Certain Relationships and Related Transactions.................28

PART IV.......................................................................29
-------
      Item 13  Exhibits, Financial Statements, Schedules and Reports on
                   Form 8-K...................................................29
      Item 14  Controls and Procedures........................................30

                                     PART I
                                     ------

Item 1. Business

        The statements contained in this Report regarding quality of facilities, fulfillment of National Park Service requirements, and possible restructurings of National Park Service agreements, consumer response to marketing efforts, and ability to offset inflation and adequacy of financing, constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management's anticipation is based upon assumptions regarding levels of competition, acceptance of facilities by consumers, favorable weather conditions, the market in which the Company operates, the stability of the economy and the stability of the regulatory environment. Any of these assumptions could prove inaccurate, and therefore there can be no assurance that the forward-looking information will prove to be accurate.

        International Leisure Hosts, Ltd. (the "Company") was formed under Wyoming law as a corporation on October 18, 1962. The Company's principal business is the ownership and operation of Flagg Ranch Resort ("Flagg"), a full-service resort motel and RV park located in the John D. Rockefeller Jr. Memorial Parkway approximately four miles north of Grand Teton National Park ("Grand Teton") and two miles south of the southern entrance of Yellowstone National Park ("Yellowstone").

        Flagg has completed a major redevelopment that included construction of a new main lodge building, 92 new cabin units, a maintenance building, a laundry facility and a new recreation building. The new lodge and cabins opened for business in May 1995. The lodge, which replaced existing facilities, includes a restaurant, lounge, gift shop, grocery store, front desk and gasoline station. The new cabin units replaced 42 rustic cabin units, which were removed from the Company's leasehold, and a 54-unit motel.

        During fiscal year 2003, Flagg provided overnight accommodations to national park visitors for up to 328 persons per night via its 92 cabins. In addition to the cabin units, Flagg operates a full service trailer park and campground that provides water, electrical and sewer connections for 97 recreational vehicles, plus 74 campsites without utility hookups.

        The Company has operated Flagg as a seasonal resort with its two seasons, summer and winter, coinciding with the opening and closing dates of the two national parks. The summer season, which runs from approximately May 24th through September 30th of each year, is the height of activity at Flagg. In addition to the motel and trailer park/campground accommodations, Flagg offers numerous services and activities for the guests' enjoyment including Snake River float trips, horseback riding and a variety of scenic hiking trails. The summer season accounted for 71% and 67%, respectively, of Flagg's fiscal 2003 and 2002 operating revenues.

        Prior to the Company's successful redevelopment of its facilities, Flagg was not an established destination stop in the summer, but instead provided basic services for visitors to the two national parks. Most of the guests stayed one to two nights and the majority of the patrons represented overflow from other national park facilities similar to those provided by Flagg. However, with the completion of the new main lodge and cabin units, management believes that Flagg now offers facilities equal to or superior to those facilities offered by other national park concessionaires. As a result, Flagg intends to develop a reputation as a destination location for visitors, in addition to catering to guests staying for only one to two nights.

        The winter season that the Company has operated in prior years runs from mid-December through mid-March accounted for 29% and 33%, respectively, of
Flagg's fiscal 2003 and 2002 operating revenues. Yellowstone receives approximately 150 to 400 inches of snowfall per year which turns the park into a winter recreational destination. The National Park Service ("NPS") grooms, but does not plow, the snow on the roads inside the park. The only modes of transportation into the park are snowmobile and snowcoach.

        The Company receives its operating authorization from the NPS. The NPS Contract (the "Contract") which became effective on January 1, 1990 will expire on December 31, 2009. The Contract requires the Company to provide certain services to the public and authorizes other services that may be offered each year. It grants the NPS the right to regulate the adequacy, types and charges of all services offered to the public. The terms and conditions of the Contract are under the direct supervision of the Superintendent of Grand Teton National Park. The fee payable to the NPS under the Contract is subject to review and adjustment every five years. For fiscal 2003, the fee was calculated at 2% of the Company's gross receipts (as defined in the Contract).

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

        On March 24, 2003, the National Park Service approved the Record of Decision on the Final Supplement Environmental Impact Statement for the Winter Use Plans for Yellowstone and Grand Teton National Parks and the John D. Rockefeller, Jr. Memorial Parkway. A copy of the Record of Decision can be obtained at nps.gov.grte/winteruse/winteruse.htm.

        Beginning in the winter of 2003-2004, the National Park Service will implement this Record of Decision although certain provisions will not apply until implementing regulations are promulgated. This Record of Decision adopts alternative 4 of the alternatives considered for winter use management alternatives for Yellowstone and Grand Teton National Parks.

        Under alternative 4, the use of snowmobiles in the parks and on the John
D. Rockefeller, Jr. Memorial Parkway will be permitted provided all machines meet best available technology (BAT) standards for sound and air emissions. All snowmobile users will be required to be accompanied by National Park Service approved guides.

        Since the NPS' adoption of the Record of Decision, the NPS has informed the Company that the Company's allocation of snowmobile trips into Yellowstone National Park will be severely restricted. Before the Record of Decision, the NPS had authorized the Company to rent a maximum of 85 snowmobiles for use in Yellowstone National Park. Under the new Record of Decision, the NPS will allow the Company an entrance allocation of only 20 snowmobiles per day with NPS guides provided the snowmobiles use the best available technology.

        The Company believes this limited entrance allocation will severely impact the Company's financial viability of operation during the winter season.

        The extensive capital investments which were required by the Company's current Contract, were made based on the Park providing road access in the winter and full winter services (i.e. snowmobile rentals) for the duration of the Contract. These services are necessary to allow the Company to recover its substantial investment and provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law. The Company relied on the Park's representations to expend millions of dollars in facilities improvements. Precluding the Company from offering its full spectrum of winter activities would materially and fundamentally alter key contract features.

Item 2. Properties

        The Flagg  facilities are located on  approximately 70 acres in the John
D. Rockefeller Jr. Memorial Parkway. This entire tract of land which the Company utilizes is owned by the Federal Government and its usage is governed by the terms of the Contract.

        Proprietary rights to certain facility improvements constructed by the Company (including the new lodge and new cabin units) have been granted to the Company under the terms of the Contract; however, the NPS may terminate the Contract and purchase the Company's improvements, upon a determination that the public interest requires Federal Government ownership of the improvements. In such event, the Federal Government is required to pay a price for said improvements equal to the cost of reconstruction less depreciation. If, however the Contract is terminated by the Federal Government for default by the Company for unsatisfactory performance as defined in the Contract, then the Federal Government is required to pay a price equal to the tax basis of the improvements. At the end of the Contract, if the Company is not the successful bidder on a new contract for the property, then the Federal Government is required to purchase from the Company the improvements (including the new lodge, new cabin units, and additional Company structures) made to the property at a price equal to the cost of reconstruction less depreciation.

        During fiscal year 2002, the Company incurred costs of approximately $405,000 to move its employee housing from its current location to the high ground above the river. During fiscal year 2003, the Company incurred additional costs of approximately $173,000 related to this move.

Item 3. Legal Proceedings

        There are no material legal proceedings against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        None

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

        International Leisure Hosts, Ltd. common stock is traded on the OTC bulletin board, quoted by NASDAQ under the symbol "ILHL". The following table sets forth the high and low bid prices for the stock for each quarter for fiscal years 2002 and 2003.

                                            Bid
                                            ---
                                   High             Low
                                   ----             ---
        Quarter Ended
        -------------

        June 30, 2001              4.75            4.75
        September 30, 2001         4.75            4.05
        December 31, 2001          4.05            4.05
        March 31, 2002             4.05            4.05
        June 30, 2002              8.00            5.00
        September 30, 2002         5.50            4.75
        December 31, 2002          4.75            4.75
        March 31, 2003             4.75            4.30

        Over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not necessarily represent actual transactions. As of March 31, 2003, there were 694,407 shares of outstanding common stock and an estimated 599 shareholders of record.

        The level of trading during fiscal year 2003 was approximately 8,100 shares the first quarter, 100 shares the second quarter, 100 shares the third quarter, and 300 shares the fourth quarter ended March 31, 2003. Trading activity and opportunities with respect to the Company's common stock has been limited and the volume of transactions should not of itself be deemed to constitute an "established public trading market." A public trading market having the characteristics of depth, liquidity and orderliness depends on the existence of market makers as well as the presence of willing buyers and sellers. The Company does not have control over these circumstances.

        It is the Company's long-standing policy not to pay dividends but instead to retain the Company's after-tax earnings for use in the Company's business operation and expansion.

Selected Financial Data

        The selected financial data for each of the five years in the period ended March 31, 2003 have been derived from the Company's audited financial statements, and should be read in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere herein and in Item 6. The selected financial data is not required by Form 10-KSB and is included herein as an unnumbered item.

                              YEAR ENDED MARCH 31,
                     (In thousands except per share amounts)
                     ---------------------------------------

                              2003      2002      2001      2000      1999
                              ----      ----      ----      ----      ----

Total Revenues                $4,091    $4,226    $4,539    $4,739    $4,218

Net Income                    5         202       427       341       292

Net Income Per Share-
Basic                         .01       .29       .61       .49       .42

Total Assets                  6,557     6,615     6,710     6,533     6,212

Long-Term Obligations         0         0         0         0         0

Shareholders' Equity          5,094     5,089     4,887     4,460     4,120

Book Value Per Share          7.34      7.33      7.04      6.42      5.93

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's net income was $5,000, $.01 per share for the year ended March 31, 2003. This compares to net income of $202,000, $.29 per share, in 2002 and net income of $427,000, $.61 per share, in 2001. The primary factor contributing to the $197,000 decrease in 2003 net income was an impairment loss of $113,000 due to winter entrance allocations as well as a loss on sale of assets of $92,000. Changes in the Company's revenues and expenses for the fiscal years 2003 and 2002 are summarized below. All references to years represent fiscal years ended March 31. Due to the recent adoption of the National Park Service winter use plan which substantially restricts snowmobile access to Yellowstone Park, the Company recorded an impairment loss on its winter use assets for 2003 resulting from the anticipated downturn in winter revenue.

        Total revenues for 2003 decreased by $135,000 or 3% from 2002. Of this decrease, $102,000 was from snowmobile rentals, $44,000 from other income (primarily due to insurance proceeds received in 2002), $31,000 in food and beverage sales, $11,000 in float trip revenue, $11,000 in trail ride revenue, $43,000 in giftshop sales, $4,000 in employee lodging rentals, $11,000 in bus rentals, and $1,000 in interest income. Offsetting these decreases were increases of $31,000 in lodging, $74,000 in RV/Tent rental, $17,000 in grocery store sales, and $1,000 in snowcoach rentals. All of the decreases are primarily attributable to the reduction in winter activities. The increases are due to the fact that the prior year's summer revenue was dramatically reduced after the events of September 11, 2001.

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

Costs and Expenses
------------------

        The ratio of cost of merchandise sold to sales of merchandise was 64% in 2003, 60% in 2002, and 59% in 2001. Ending merchandise inventories decreased from approximately $110,000 at March 31, 2002 to approximately $72,000 at March 31, 2003 mainly due to a writedown of snowmobile suit inventory as a result of the recent NPS decision regarding winter snowmobile use and impairment of value of winter use assets resulting from the expected decrease in winter revenues.

        Operating expenses increased by $24,000 or 1% in 2003 as compared to 2002. In addition, the ratio of operating costs to operating revenues increased to 49% in 2002 from 47% in 2002. The major increases in expenses consisted of $18,000 in labor, $29,000 in repairs and maintenance, $17,000 in operating supplies, $6,000 in office supplies, $11,000 in insurance, $8,000 in equipment rental, $17,000 in snowmobile parts/gas, $7,000 in postage and freight, and $1,000 in printing costs. The above increases were partially offset by decreases of $8,000 in utilities, $6,000 in outside services/labor, $8,000 in advertising, $2,000 in telephone, $1,000 in commissions, $49,000 in company vehicle/travel, $6,000 in credit card fees, $5,000 in licenses and fees, $2,000 in franchise fees and $3,000 in various other accounts.

        Operating expenses increased by $8,000 or .4% in 2002 as compared to 2001. In addition, the ratio of operating costs to operating revenues increased to 47% in 2002 from 44% in 2001. The major increases in expenses consisted of $93,000 in labor, $53,000 in repairs and maintenance, $44,000 in advertising, $36,000 in company vehicle/travel, $35,000 in insurance, $4,000 in commissions, $2,000 in licenses and fees, $2,000 in telephone and $12,000 in various other accounts. The above increases were partially offset by decreases of $130,000 in operating supplies, $57,000 in snowmobile parts/gas, $18,000 in office supplies, $17,000 in outside services/labor, $15,000 in postage and freight, $9,000 in credit card fees, $8,000 in utilities, $8,000 in franchise fees, $5,000 in equipment rental, $5,000 in property taxes, and $1,000 in printing. Many of the increases resulted from the summer season being longer due to the closure of the property due to wildfires in the summer of 2001.

        General and administrative expenses increased by $18,000 or 20% in 2003 as compared to 2002 primarily due to an increase in travel and transportation costs and utility expenses. Increases consisted of $6,000 in office supplies, $9,000 in travel and transportation, $6,000 in utilities, and $2,000 in other expenses. These increases were offset by decreases of $3,000 in lodging and $2,000 in legal and accounting fees.

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

Liquidity and Capital Resources
-------------------------------

        Working capital deficiency decreased to $1,030,000 at March 31, 2003 from $1,135,000 at March 31, 2002. Current assets increased by $69,000 primarily due to increases in cash, and a deferred income tax benefit resulting from the impairment of value of winter use assets. Current liabilities decreased by $36,000 primarily due to a reduction in notes payable under lines of credit and in trade accounts payable.

        Further, during fiscal 2003, the Company incurred costs of approximately $173,000 related to certain construction projects. The Company does not anticipate any additional costs related to the relocation of employee housing units as required under the NPS contract.

        Cash generated from operations was $466,000, $440,000, and $884,000 for the fiscal years ended 2003, 2002 and 2001, respectively.

        During October 2002, the Company renewed a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2003, the Company was not in compliance with the minimum cash flow requirement. On May 2, 2003, the Company received a waiver of noncompliance for the year ended March 31, 2003.

        During October 2002, the Company renewed a line of credit agreement with Jackson State Bank ("JSB Agreement"), which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of March 31, 2003.

        For all related party debt expiring September 30, 2003, it is the affiliated companies' intention to renew such debt on a yearly basis.

Item 7. Financial Statements and Supplemental Data

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
International Leisure Hosts, Ltd.
Tempe, Arizona


We have audited the accompanying consolidated balance sheets of International Leisure Hosts, Ltd. and subsidiary (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.







DELOITTE & TOUCHE LLP
Phoenix, Arizona

June 15, 2003


INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND 2002
-------------------------------------------------------------------------------------------------------


                                                                                 2003           2002
ASSETS (Note 5)
CURRENT ASSETS:
    Cash and cash equivalents                                                $    73,263    $    49,664
    Accounts receivable                                                           29,878         26,402
    Prepaid income tax                                                            36,090          1,000
    Merchandise inventories                                                       72,230        109,563
    Deferred tax asset (Note 2)                                                   44,035           --
    Prepaid expenses and other                                                    27,059         26,751
                                                                             -----------    -----------
        Total current assets                                                     282,555        213,380
                                                                             -----------    -----------

PROPERTY AND EQUIPMENT (Note 3):
    Buildings and improvements                                                 7,525,591      7,030,870
    Equipment                                                                  1,668,896      1,983,380
    Leasehold improvements                                                       325,600        325,600
    Construction in progress                                                        --          321,553
                                                                             -----------    -----------
        Total property and equipment                                           9,520,087      9,661,403
    Less accumulated depreciation and amortization                             3,245,804      3,260,199
                                                                             -----------    -----------
        Property and equipment - net                                           6,274,283      6,401,204
                                                                             -----------    -----------
TOTAL                                                                        $ 6,556,838    $ 6,614,584
                                                                             ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under lines of credit from related party  (Note 5)          $   585,000    $   935,000
   Note payable under line of credit (Note 5)                                    500,000        175,000
    Accounts payable:
      Trade                                                                       49,326         71,748
      Related party (Note 4)                                                      22,123          5,000
    Accrued liabilities                                                           42,318         42,982
    Advance deposits                                                             114,014        118,743
                                                                             -----------    -----------
        Total current liabilities                                              1,312,781      1,348,473
DEFERRED INCOME TAXES (Note 2)                                                   150,184        177,421
                                                                             -----------    -----------
        Total liabilities                                                      1,462,965      1,525,894
                                                                             -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 7)
SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares:
          718,373 shares issued                                                    7,184          7,184
    Additional paid-in capital                                                   656,426        656,426
    Retained earnings                                                          4,509,225      4,504,042
                                                                             -----------    -----------
                                                                               5,172,835      5,167,652
    Less common stock in treasury - at cost, 23,966 shares                       (78,962)       (78,962)
                                                                             -----------    -----------
        Shareholders' equity - net                                             5,093,873      5,088,690
                                                                             -----------    -----------
TOTAL                                                                        $ 6,556,838    $ 6,614,584
                                                                             ===========    ===========


See notes to consolidated financial statements


INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
-----------------------------------------------------------------------------------------------


                                                           2003           2002          2001
REVENUES (Note 3):

 Sales of merchandise                                  $ 1,667,397    $ 1,713,966   $ 1,769,628
 Room, cabin and trailer space rentals                   1,615,864      1,514,396     1,428,073
 Snowmobile rentals                                        570,672        672,745       814,082
 Other rentals and income                                  233,641        284,029       340,481
 Insurance proceeds                                           --           36,053       177,011
 Interest                                                    3,342          4,733         9,923
                                                       -----------    -----------   -----------
    Total revenues                                       4,090,916      4,225,922     4,539,198
                                                       -----------    -----------   -----------

COSTS AND EXPENSES:

 Cost of merchandise                                     1,068,942      1,035,011     1,052,514
 Operating (Note 3)                                      2,009,091      1,985,342     1,977,198
 General and administrative                                107,549         89,290       145,610
 General and administrative - related party (Note 4)       321,311        352,173       267,774
 Net loss on asset disposals                                91,574         48,465        25,399
 Impairment loss winter-use assets (Note 6)                112,684           --            --
 Depreciation and amortization                             340,132        371,248       360,916
 Interest:
         Related party (Notes 4 and 5)                      37,972         29,840        59,650
         Other                                              20,710         19,028        21,347
                                                       -----------    -----------   -----------
    Total costs and expenses                             4,109,965      3,930,397     3,910,408
                                                       -----------    -----------   -----------

(LOSS) INCOME BEFORE INCOME TAX                            (19,049)       295,525       628,790

INCOME TAX (BENEFIT) PROVISION  (Note 2)                   (24,232)        93,649       201,976
                                                       -----------    -----------   -----------
NET INCOME                                             $     5,183    $   201,876   $   426,814
                                                       ===========    ===========   ===========

NET INCOME PER COMMON SHARE - BASIC (Note 1)           $      0.01    $      0.29   $      0.61
                                                       ===========    ===========   ===========


See notes to consolidated financial statements


INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------------------


                                                       Additional
                                   Common Stock          Paid-in     Retained     Treasury
                               Shares       Amount       Capital     Earnings       Stock
                             ----------   ----------   ----------   ----------   ----------
BALANCE, APRIL 1, 2000          718,373        7,184   $  656,426   $3,875,352   $  (78,712)

  Purchase of common stock         --           --           --           --           (250)

  Net income                       --           --           --        426,814         --
                             ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 2001         718,373        7,184      656,426    4,302,166      (78,962)

  Net income                       --           --           --        201,876         --
                             ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 2002         718,373        7,184      656,426    4,504,042      (78,962)

  Net income                       --           --           --          5,183         --
                             ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 2003         718,373        7,184   $  656,426   $4,509,225   $  (78,962)
                             ==========   ==========   ==========   ==========   ==========



See notes to consolidated financial statements


INTERNATIONAL LEISURE HOSTS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003, 2002, AND 2001
------------------------------------------------------------------------------------------------


                                                           2003           2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     5,183    $   201,876    $   426,814
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                        340,132        371,248        360,916
      Deferred income taxes                                (71,272)        21,345        (22,000)
      Net loss on asset disposals                           91,574         48,465         25,399
      Impairment  loss on  winter-use  assets              112,684           --             --
  Changes in assets and liabilities:
      Accounts receivable                                   (3,476)       (25,064)       129,098
      Prepaid income taxes                                 (35,090)        (1,000)          --
      Merchandise inventories                               37,333          2,439        (11,066)
      Prepaid expenses and other                            (2,875)        (7,997)        (1,289)
      Accounts payable - trade                             (22,422)      (129,891)        96,349
      Accounts payable - related party                      17,123          5,000        (70,563)
      Income taxes payable                                    --          (24,454)       (35,397)
      Accrued liabilities                                    1,904         (1,768)        (4,621)
      Advance deposits                                      (4,730)       (20,269)       (10,139)
                                                       -----------    -----------    -----------
        Net cash provided by operating activities          466,068        439,930        883,501
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                 (491,881)      (469,272)      (913,884)
      Proceeds from sale of property and equipment          74,412         51,435        101,850
                                                       -----------    -----------    -----------
        Net cash used in investing activities             (417,469)      (417,837)      (812,034)
                                                       -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Common stock purchased for treasury                     --             --             (250)
      Proceeds from note payable - other                   325,000        100,000      1,007,420
      Payments on note payable - related party            (350,000)      (247,420)    (1,210,000)
                                                       -----------    -----------    -----------
        Net cash used in financing activities              (25,000)      (147,420)      (202,830)
                                                       -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        23,599       (125,327)      (131,363)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                49,664        174,991        306,354
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $    73,263    $    49,664    $   174,991
                                                       ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest                             $    67,841    $    78,778    $    80,997
                                                       ===========    ===========    ===========
    Cash paid for income taxes                         $    90,000    $    95,000    $   202,500
                                                       ===========    ===========    ===========


See notes to consolidated financial statements

INTERNATIONAL LEISURE HOSTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001


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

                The Company reviews the carrying value of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment losses, if any, are recorded as a component of earnings from operations. During March, 2003, the Company identified an event related to winter-use equipment. As a result, the Company has recorded an impairment loss of $112,684 (Note 6).

f. Income taxes - Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Net deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. At March 31, 2003, the Company believes that there was sufficient positive evidence to support its conclusion not to record a valuation allowance.

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

h. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407, 694,407, and 694,492 for 2003, 2002 and 2001, respectively. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

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

j. New Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations -- Reporting the Effects of

                Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets. The new rules also resolve conflicting treatment of the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company adopted SFAS No. 144 in 2003, and the initial adoption did not have a significant impact on the Company's financial position or results of operations. The Company did record an impairment loss (Note 6) at March 31, 2003 based on the impairment criteria of FAS 144.

                In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 also nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

                In November  2002,  the FASB issued  Interpretation  No. 45 (FIN
                45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation did not have a material impact on the Company.

                In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994.

                Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

2.      INCOME TAXES

        The (benefit) provision for federal income taxes for the years ended March 31 consists of the following:

                                             2003         2002        2001

        Current                            $  47,040    $  72,304   $ 223,976
        Deferred                             (71,272)      21,345     (22,000)
                                           ---------    ---------   ---------

        Total                              $ (24,232)   $  93,649   $ 201,976
                                           =========    =========   =========

        A reconciliation of the (benefit)/provision for income taxes and the amount that would be computed using statutory federal income tax rates on income before income taxes for the years ended March 31 is set forth below:


                                             2003         2002         2001

        Income taxes at federal rates      $  (6,477)   $ 100,479    $ 213,789
        Benefit of a lower tax bracket        (7,690)        --           --
        Other                                (10,065)      (6,830)     (11,813)
                                           ---------    ---------    ---------

        (Benefit)/Provision for
           income taxes                    $ (24,232)   $  93,649    $ 201,976
                                           =========    =========    =========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31 are as follows:


                                                        2003         2002
        Deferred tax asset:
          Impairment of winter-use assets            $   44,035   $     --
        Deferred tax liability:
          Differences between book and tax
             depreciation                               150,184      177,421
                                                     ----------   ----------
        Net deferred tax liability                   $  106,149   $  177,421
                                                     ==========   ==========

3.      COMMITMENTS AND CONTINGENCIES

        The Company receives its operating authorization from the National Park Service ("NPS"). The NPS Contract (the "Contract") which became effective on January 1, 1990, will expire on December 31, 2009. Under the terms of the Contract, prior to December 31, 2002, the Company was required to move its existing 54-unit riverside motel from its current location to the high ground above the Snake River, to provide for new employee housing and make certain other improvements. The Company has met these requirements by moving the riverside motel and converting it into employee housing, plus building additional employee support facilities.

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

        The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the years ended March 31, 2003, 2002 and 2001, this fee amounted to $75,979, $78,300, and $82,266, respectively, which has been recorded as operating expense.

        Flagg Ranch faces competition from hotels, camping areas and trailer facilities in Yellowstone and Grand Teton National Parks, as well as from a large number of hotels and motels in Wyoming, Montana and Idaho, offering some facilities which are similar to those offered by Flagg Ranch. In addition, the business of Flagg Ranch is susceptible to weather conditions and unfavorable trends in the economy as a whole. Business could be significantly affected depending upon actions which might be taken by the NPS if cutbacks are made to their budget. On March 24, 2003, the National Park Service approved the Record of Decision on the Final Supplement Environmental Impact Statement for the Winter Use Plans for Yellowstone and Grand Teton National Parks and the John D. Rockefeller, Jr. Memorial Parkway.

        Beginning in the winter of 2003-2004, the National Park Service will implement this Record of Decision although certain provisions will not apply until implementing regulations are promulgated. This Record of Decision adopts alternative 4 of the alternatives considered for winter use management alternatives for Yellowstone and Grand Teton National Parks.

        Under alternative 4, the use of snowmobiles in the parks and on the John
        D. Rockefeller, Jr. Memorial Parkway will be permitted provided all machines meet best available technology (BAT) standards for sound and air emissions. All snowmobile users will be required to be accompanied by National Park Service approved guides.

        Since the NPS' adoption of the Record of Decision, the NPS has informed the Company that the Company's allocation of snowmobile trips into Yellowstone National Park will be severely restricted. Before the Record of Decision, the NPS had authorized the Company to rent a maximum of 85 snowmobiles for use in Yellowstone National Park. Under the new Record of Decision, the NPS will allow the Company an entrance allocation of only 20 snowmobiles per day with NPS guides provided the snowmobiles use the best available technology.

        The Company believes this limited entrance allocation will severely impact the Company's financial viability of operation during the winter season.

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

        During the Company's 2000 summer season, Yellowstone National Park and the surrounding areas were closed and all guests and Company employees were evacuated due to fire danger, causing a disruption to the Company's business. The Company filed insurance claims with respect to these events and received insurance proceeds of $36,000 and $177,000 during fiscal year ended March 31, 2002 and 2001, respectively.

        At the Company's Annual Meeting held on January 21, 2003, the Company's Shareholders ratified and adopted the 2002 Stock Option Plan. The 2002 Stock Option Plan allows the Compensation Committee of the Board of Directors to grant stock options to officers, directors and employees of the Company. The Company has 100,000 stock options available for issuance. The Company has not issued any stock options under the 2002 Stock Option Plan. Under the 2002 Stock Option Plan, options are granted at a price equal to the fair market value of the Company's common stock on the date of grant.

        During fiscal year ended March 31, 2003, the Company's President was eligible for a bonus, based on reduction in the debt of the corporation. A bonus of $100,000 is payable when the debt of the Company has been reduced to $500,000. An additional bonus of $100,000 is payable when the debt of the Company has been eliminated. As the Company's debt has not decreased to the above levels, no bonus was earned or paid in the current year.

4.      TRANSACTIONS WITH RELATED PARTIES

        General and administrative - related party expenses for the years ended March 31, 2003, 2002 and 2001 include management fees and administrative expenses paid to related parties which totaled $321,311, $352,173, and $267,774, respectively. Related parties during the years ended March 31, 2003, 2002 and 2001 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the years ended March 31, 2003, 2002 and 2001 also include a company owned by the Company's current President, Michael P. Perikly.

        For the years ended March 31, 2003, 2002 and 2001, the Company made payments to PNI Inc., Walker Consulting, Inc., and/or RLW & BJW Enterprises, L.L.C., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $173,311, $254,173 and $185,149, respectively.

        For the years ended March 31, 2003, 2002 and 2001, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $88,000, $73,000 and $82,625, respectively.

        During the year ended March 31, 2003 and 2002, the Company made payments to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent of $60,000 and $25,000, respectively.

        The Company incurred borrowings under line of credit agreements with related parties (Note 5). Interest incurred for the years ended March 31, 2003, 2002 and 2001 was $43,899, $59,750, and $112,115,
        respectively. For fiscal years 2003, 2002 and 2001, the Company capitalized $5,927, $29,910, and $52,465 of interest, respectively.

        At March 31, 2003 and 2002, the Company recorded payables of $22,123 and $5,000, respectively, to related parties for certain services provided by the related parties on behalf of the Company.

        During the years ended March 31, 2003, 2002 and 2001, the Company paid $0, $15,000, and $30,375, respectively, to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for construction costs related to the new employee housing and other facility improvements.

        During the year ended March 31, 2003, the Company purchased a vehicle from the current majority shareholder, Robert Walker for an amount of $11,670.

5.      NOTES PAYABLE UNDER LINES OF CREDIT

        The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2003, the Company was not in compliance with the minimum cash flow requirement. On May 2, 2003, the Company received a waiver of noncompliance for the year ended March 31, 2003.

        The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of March 31, 2003. The prime rate at March 31, 2003 was 4.25%.

6.      IMPAIRMENT OF LONG LIVED ASSETS

        The Company recognized a non-cash asset impairment charge of $112,684 primarily relating to snowmobiles and other assets used in winter due to the discontinuation of the winter operations, as discussed in Note 1 above. The Company reduced the carrying value of the assets to estimated fair value and recognized an impairment charge, because the carrying value of the affected assets exceeded their net present value.

Item 8. Changes  In  and  Disagreements   with  Accountants  on  Accounting  and
              Financial Disclosures

              None

                                    PART III
                                    --------

Item 9. Directors and Executive Officers of the Registrant

        NAME                 AGE    POSITIONS WITH COMPANY     TERM AS  DIRECTOR

        Robert L. Walker     69     Chairman and CEO/Director   12/97 - Present
        A. Clarene Law       69     Director                    6/92 - Present
        Bonnie J. Walker     67     Director                    4/99 - Present
        William S. Levine    65     Director                    4/99 - Present
        Victor W. Riches     52     Director                    4/99 - Present
        Michael P. Perikly   51     President                   4/99 - Present
        Thomas J. Kase       58     Secretary/Treasurer         4/99 - Present

        Robert L. Walker was elected Chairman and CEO on April 23, 1999 and was elected to the Board of Directors in December, 1997. He also served as President from September 30, 1997 to April 22, 1999. Mr. Walker has been an executive with numerous companies over the last 35 years. From 1976 to the present, he has been President of PNI, Inc., a privately owned investment company. From 1989 to 1994, he was President and Chairman of Turf Paradise, Inc., an Arizona based, publicly traded company that owns and operates a thoroughbred horse racing facility conducting pari-mutuel wagering.

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

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

        (A)                          (B)               (C)
Name and principal
Position                            Year              Salary
------------------                  ----              ------

Michael P. Perikly                  2003             $100,000
President                           2002             $100,000
                                    2001             $125,000

Robert L. Walker                    2003             $100,000
Chief Executive Officer             2002             $150,000

All executive officers
as a group (three)                  2003             $200,000
          (three)                   2002             $250,000
          (three)                   2001             $125,000

All executive officers as a group received cash compensation for services rendered to the Company over the three years which was paid pursuant to the management contracts described under the heading "Item 12 Certain Relationships and Related Transactions."

There are no compensation arrangements for directors.

STOCK OPTION PLAN

        At the Company's Annual Meeting held on January 21, 2003, the Company's Shareholders ratified and adopted the 2002 Stock Option Plan. The 2002 Stock Option Plan allows the Compensation Committee of the Board of Directors to grant stock options to officers, directors and employees of the Company. The Company has 100,000 stock options available for issuance. The Company has not issued any stock options under the 2002 Stock Option Plan. Under the 2002 Stock Option
Plan, options are granted at a price equal to the fair market value of the Company's common stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table indicates as of May 15, 2003, the common stock of the Registrant owned beneficially by each director, by all directors and executive officers as a group and by each person who is known by the Registrant to own beneficially more than 5% of the outstanding common stock.

                             Name and Address     Common Stock        Percent
                                                                         Held

                             Robert L. Walker      367,569              52.9%
                          Director and C.E.O.
                          3207 S. Hardy Drive
                         Tempe, Arizona 85282

                               A. Clarene Law        3,000                  *
                                     Director
                  1702 E. Highland Ave., #312
                       Phoenix, Arizona 85016

                           Michael P. Perikly        1,100                  *
                                    President
                          3207 S. Hardy Drive
                         Tempe, Arizona 85282

                            William S. Levine      124,233  (A)         17.9%
                                     Director
       Levine Investments Limited Partnership
            2525 E. Camelback Rd., Suite #275
                       Phoenix, Arizona 85016

                                Krist A. Jake       73,800  (B)         10.6%
                              P.O. Box 640219
              San Francisco, California 94164

                        Bar-B-Bar Corporation       37,307  (C)          5.4%
                          Max C. Chapman, Jr.
                                 P.O. Box 194
                  Scarborough, New York 10510

                   All Executive Officers and      495,902              71.4%
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

Item 12. Certain Relationships and Related Transactions

        General and administrative - related party expenses for the years ended March 31, 2003, 2002 and 2001 represent management fees and administrative expenses paid to related parties and totaled $321,311, $352,173, and $267,774, respectively. Related parties during the years ended March 31, 2003, 2002 and 2001 are owned by the Company's current majority owner, Robert Walker, or family members. Related parties during the years ended March 31, 2003, 2002 and 2001 also include a company owned by the Company's current President, Michael P. Perikly.

        For the years ended March 31, 2003, 2002 and 2001, the Company made payments to PNI Inc., Walker Consulting, Inc., and/or RLW & BJW Enterprises, L.L.C., companies owned by the Company's current majority owner, Robert L. Walker, for management services of $173,311, $254,173 and $185,149, respectively.

        For the years ended March 31, 2003, 2002 and 2001, the Company made payments to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for management services of $88,000, $73,000 and $82,625, respectively.

        During the year ended March 31, 2003 and 2002, the Company made payments to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker, for building rent of $60,000 and $25,000, respectively

        The  Company  has a line  of  credit  agreement  ("Agreement")  with  an
affiliated   company   expiring   September   30,  2003,   which   provides  for
collateralized borrowings of up to $1,500,000 at an interest rate of prime plus ..875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $585,000 on this line of credit as of March 31, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of March 31, 2003, the Company was not in compliance with the minimum cash flow requirement. On May 2, 2003, the Company received a waiver of noncompliance for the year ended March 2, 2003.

        The Company incurred borrowings under line of credit agreements with related parties (Note 5). Interest incurred for the years ended March 31, 2003, 2002 and 2001 was $43,899, $59,750, and $112,115, respectively. For fiscal years 2003, 2002 and 2001, the Company capitalized $5,927, $29,910, and $52,465 of interest, respectively.

        At March 31, 2003 and 2002, the Company recorded payables of $22,123 and $5,000, respectively, to related parties for certain services provided by the related parties on behalf of the Company.

        During the years ended March 31, 2003, 2002 and 2001, the Company paid $0, $15,000, and $30,375, respectively, to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly, for construction costs related to the new employee housing and other facility improvements.

        During the year ended March 31, 2003, the Company purchased a vehicle from the current majority shareholder, Robert Walker for an amount of $11,670.

                                     PART IV
                                     -------

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)     1.      Financial Statements                                  Page

The following consolidated financial statements of International Leisure Hosts, Ltd. and Subsidiary are included in Part II, Item 7:

                Independent Auditors' Report                           12

                Consolidated Balance Sheets - March 31, 2003
                and 2002                                               13

                Consolidated Statements of Income - years ended
                March 31, 2003, 2002 and 2001                          14

                Consolidated Statements of Shareholders' Equity -
                years ended March 31, 2003, 2002 and 2001              15

                Consolidated Statements of Cash Flows-
                years ended March 31, 2003, 2002 and 2001              16

                Notes to consolidated financial statements             17

3.              The  following   exhibits  are   incorporated  by  reference  as
                indicated:

       3.1      By-Laws-Adopted June 22, 1992
                Filed with Form 10-K dated March 31, 1992
       3.2 Articles of Incorporation-filed with Form 10-K dated March 31, 1986, pages 32-41
       10.1 United States Department of the Interior National Park Service Contract-filed with Form 10-Q dated December 31, 1989
       10.2 Pacific West Construction Contract for new lodge building filed with Form 10-KSB dated March 31, 1994
       10.3     Pacific  West  Construction  Contract for 50 new lodging
                units filed with Form 10-QSB dated June 30, 1994
       10.4     Pacific  West  Construction  contract for 42 new lodging
                units filed with Form 10-QSB dated September 30, 1995
       22. Subsidiaries of Registrant: incorporated by reference from the Registrant's report on Form 10-KSB dated March 31, 1994
       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       (b)      None.

        All other schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Item 14. Controls and Procedures.

        Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated within 90 days of the filing date of this annual report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure.

SIGNATURES
----------

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          International Leisure Hosts, Ltd.
                          ---------------------------------

                          /s/ Michael P. Perikly
                          ---------------------------------
                          Michael P. Perikly, President
                          Date: 7/03/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Michael P. Perikly                         /s/ Thomas J. Kase
-----------------------------------           ----------------------------------
Michael P. Perikly                            Thomas J. Kase
President                                     Treasurer
Date: 6/15/03                                 Date:  6/15/03