Form 10QSB
period 2003-06-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2003-08-06
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2003
                                                 -------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)



            Wyoming                                        86-0224163
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


3207 S. Hardy Drive
--------------------------------
Tempe, AZ                                                    85282
--------------------------------               ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of June 30, 2003.


PART I - FINANCIAL INFORMATION
 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           June           March
                                                                                         30, 2003        31, 2003
                                                                                        -----------    -----------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $   377,622    $    73,263
    Accounts receivable                                                                         148         29,878
    Prepaid income tax                                                                       64,590         36,090
    Deferred tax asset                                                                       44,035         44,035
    Merchandise inventories                                                                 189,865         72,230
    Prepaid expenses and other                                                               41,127         27,059
                                                                                        -----------    -----------
        Total current assets                                                                717,387        282,555
                                                                                        -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                            7,525,591      7,525,591
    Equipment                                                                             1,387,871      1,668,896
    Leasehold improvements                                                                  325,600        325,600
                                                                                        -----------    -----------
        Total property and equipment                                                      9,239,062      9,520,087
    Less accumulated depreciation and amortization                                        3,060,272      3,245,804
                                                                                        -----------    -----------
        Property and equipment - net                                                      6,178,790      6,274,283
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,896,167    $ 6,556,838
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under line of credit from related party                                $   575,000    $   585,000
   Note payable under line of credit                                                        500,000        500,000
   Accounts payable:
     Trade                                                                                  208,362         49,326
     Related party                                                                             --           22,123
   Accrued liabilities                                                                       97,674         42,318
   Advance deposits                                                                         326,423        114,014
                                                                                        -----------    -----------
        Total current liabilities                                                         1,707,459      1,312,781
DEFERRED INCOME TAXES                                                                       150,184        150,184
                                                                                        -----------    -----------
        Total liabilities                                                                 1,857,643      1,462,965
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: issued 718,373 shares         7,184          7,184
    Additional paid-in capital                                                              656,426        656,426
    Retained earnings                                                                     4,453,886      4,509,225
                                                                                        -----------    -----------
                                                                                          5,117,496      5,172,835
    Less common stock in treasury - at cost, 23,966 shares                                  (78,962)       (78,962)
                                                                                        -----------    -----------
        Shareholders' equity - net                                                        5,038,534      5,093,873
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,896,167    $ 6,556,838
                                                                                        ===========    ===========


See notes to condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 For the three months ended
                                                           June 30,
                                                 --------------------------
                                                      2003         2002
                                                      ----         ----
REVENUES:

 Sales of merchandise                              $ 307,542    $ 335,539

 Room, cabin and trailer space rentals               385,441      354,407

 Other rentals and income                             49,949       39,396

 Gain on asset disposals                              27,314         --

 Interest                                                100          165
                                                   ---------    ---------
    Total revenues                                   770,346      729,507
                                                   ---------    ---------

COSTS AND EXPENSES:

 Cost of merchandise                                 176,679      205,840

 Operating                                           472,841      426,337

 General and administrative                           44,103       42,753

 General and administrative - related party           73,734       73,074

 Loss on asset disposals                                --         29,323

 Depreciation and amortization                        72,450       82,044

 Interest                                              6,206        2,065

 Interest - related party                              8,173        9,185
                                                   ---------    ---------
    Total costs and expenses                         854,186      870,621
                                                   ---------    ---------

Loss before income taxes                             (83,840)    (141,114)

Benefit for income taxes                             (28,500)     (47,000)
                                                   ---------    ---------

NET LOSS                                           ($ 55,340)   ($ 94,114)
                                                   =========    =========
NET LOSS

     PER COMMON SHARE                              ($   0.08)   ($   0.14)
                                                   =========    =========




See notes to unaudited condensed consolidated financial statements


                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three months ended June 30,
                                                            ---------------------------
                                                                 2003         2002
                                                                 ----         ----
OPERATING ACTIVITIES:
  Net loss                                                    ($ 55,340)   ($ 94,114)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                              72,450       82,044
      Net (gain) loss on asset disposals                        (27,314)      29,323
  Changes in assets and liabilities:
      Accounts receivable                                        29,730       26,211
      Income tax refund receivable                              (28,500)     (47,000)
      Merchandise inventories                                  (117,635)    (119,813)
      Prepaid expenses and other                                (14,067)     (12,184)
      Accounts payable - trade                                  159,036      199,638
      Accounts payable - related party                          (22,123)      (5,000)
      Accrued liabilities                                        55,356       51,240
      Advance deposits                                          212,409      197,113
                                                              ---------    ---------
          Net cash provided by operating activities             264,002      307,458
                                                              ---------    ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment                       (20,293)     (59,498)
      Proceeds from sale of property and equipment               70,650       45,817
                                                              ---------    ---------
        Net cash provided by (used in) investing activities      50,357      (13,681)
                                                              ---------    ---------

FINANCING ACTIVITIES:
      Loan proceeds from related party                             --         40,000
      Loan payments to related party                            (10,000)        --
                                                              ---------    ---------
        Net cash (used in) provided by financing activities     (10,000)      40,000
                                                              ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       304,359      333,777

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     73,263       49,664
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 377,622    $ 383,441
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                          $  14,379    $  16,061
                                                              =========    =========


See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS For the Three Month Periods Ended
                             June 30, 2003 and 2002
                                   (UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10- KSB for the year ended March 31, 2003.

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

f. Income taxes - Income taxes are accounted for under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax assets and liabilities for the estimated future tax consequences of events attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. Net deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based upon available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company believes that there is sufficient positive evidence to support the conclusion not to record a valuation allowance.

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

h. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407 for both 2003 and 2002. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities; however, the Company has no dilutive securities.

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

j. New Accounting Pronouncements - In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation did not have a material impact on the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

         In April  2003,  the FASB  issued  Statement  of  Financial  Accounting
         Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and report for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The Company has not yet determined if the adoption of SFAS 149 will have a material impact on its financial position or results of operation.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument within its scope as a liability or in some circumstances an asset that was previously classified as equity. This standard will not have any effect on the Company.


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

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the three months ended June 30, 2003 and 2002, this fee amounted to $14,050 and $13,693, respectively, which has been recorded as operating expense.

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

The Company has recently entered into preliminary discussions with the NPS to amend the terms of the Contract and accelerate the termination date from December 31, 2009 to October 31, 2003. If this occurs the NPS would then select an interim operator to operate the resort until such time as a prospectus is issued, a bidding process takes place and a permanent operator is selected. The interim operator will be required to pay to the Company a fee equal to its annual depreciation plus an amount equal to the book value of its fixed assets times the current prime lending rate. While there is no assurance that the discussions will be successful, if a prospectus is issued it is not the Company's intention to enter a bid for the operation of Flagg Ranch. The successor concessioner, and/or the Federal Government will be required to purchase from the Company the improvements made to the property at a price equal to the cost of reconstruction less physical depreciation as well as the personal property at its fair value.

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

During the quarter ended June 30, 2003, the Company's President was eligible for a bonus, based on reduction in the debt of the corporation. A bonus of $100,000 is payable when the debt of the Company has been reduced to $500,000. An additional bonus of $100,000 is payable when the debt of the Company has been eliminated. As the Company's debt has not decreased to the above levels, no bonus was earned or paid in the current quarter.

3.       TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the three months ended June 30, 2003 and 2002 represent management fees and administrative expenses paid to related parties and totaled $73,734 and $73,074, respectively. These amounts are broken out in further detail below. Related parties during the three months ended June 30, 2003 and 2002 include entities owned by the Company's current majority owner, Robert Walker, or family members, and a company owned by the Company's current President, Michael P. Perikly.

For the three months ended June 30, 2003 and 2002, the Company charged to operations $42,984 and $42,324, respectively, for management services to PNI, Inc. and Walker Consulting, Inc., companies owned by the Company's majority owner, Robert L. Walker.

For the three months ended June 30, 2003 and 2002, the Company charged to operations $15,750 each period for management services to KCH Enterprises, Inc., a company owned by the Company's current President, Michael P. Perikly.

For the three months ended June 30, 2003 and 2002, the Company charged to operations $15,000 each period for building rent to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker.

The Company incurred borrowings under line of credit agreements with related parties (Note 4). Interest incurred for the three months ended June 30, 2003 and 2002 was $8,173 and $13,112, respectively. For fiscal year 2002, the Company capitalized $3,927 of interest from related party agreements.

4.       NOTES PAYABLE UNDER LINES OF CREDIT

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $575,000 on this line of credit as of June 30, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2003, the Company was not in compliance with the minimum cash flow requirement. Management of the affiliated company has executed a waiver of compliance with the loan covenants.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of June 30, 2003. Interest incurred for the three months ended June 30, 2003 and 2002 was $6,206 and $2,948, respectively. For fiscal year 2002, the Company capitalized $883 of interest from the bank line of credit agreement.

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

The Company's net loss for the first quarter ended June 30, 2003 was $55,000 ($.08 per share). This compares to a net loss of $94,000 ($.14 per share) for the quarter ended June 30, 2002. Changes in the Company's revenues and expenses for the quarters ended June 30, 2003 and 2002 are summarized below. All references to years, represent the quarter ended June 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 23 through September 30 and the winter season runs from late December through early March, therefore, the first quarter ended June 30,2003 consists of only thirty-nine days of operations.

The Company has recently entered into preliminary discussions with the NPS to amend the terms of the Contract and accelerate the termination date from December 31, 2009 to October 31, 2003. If this occurs the NPS would then select an interim operator to operate the resort until such time as a prospectus is issued, a bidding process takes place and a permanent operator is selected. The interim operator will be required to pay to the Company a fee equal to its annual depreciation plus an amount equal to the book value of its fixed assets times the current prime lending rate. While there is no assurance that the discussions will be successful, if a prospectus is issued it is not the Company's intention to enter a bid for the operation of Flagg Ranch. The successor concessioner, and/or the Federal Government will be required to purchase from the Company the improvements made to the property at a price equal to the cost of reconstruction less physical depreciation as well as the personal property at its fair value.

Revenues
--------

Total revenues for 2003 increased by $41,000 or 5.6% from 2002. Of this increase, $24,000 was from cabin rentals, $7,000 from RV park rentals, $2,000 from grocery store sales, $1,000 from guided fishing trip revenue, $14,000 from float trip revenue and $27,000 from gain on sale of assets. Decreases of $21,000 in food and beverage sales, $6,000 in gift shop sales, $3,000 in gasoline sales, $1,000 in trail ride revenue and $3,000 in other revenue partially offset the above increases.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 57% and 61%, respectively, for 2003 and 2002. Cost of merchandise decreased in 2003 over 2002 due to higher margins on gasoline sales. The ratio of operating expenses to total revenue was 61% and 58%, respectively, in 2003 and 2002. Operating expenses increased by $46,000 in 2003 as compared to 2002. Of this increase, $21,000 was in labor, $10,000 in utilities, $15,000 in operating supplies, $6,000 in snowmobile parts, $2,000 in printing, $8,000 in credit card fees, $1,000 in postage and freight, $1,000 in licenses and fees, $7,000 in insurance and $4,000 in other items. Offsetting theses increases were decreases of $7,000 in office supplies, $8,000 in repairs and maintenance, $10,000 in advertising, $3,000 in telephone and $1,000 in property taxes. General and administrative expenses increased $1,000 or 3.2% in 2003 as compared to 2002. General and administrative expenses - related party increased by $1,000 or 0.9% in 2003 as compared to 2002.

The Company had a gain on sale of assets of $27,000 for 2003 versus a loss of $29,000 in 2002.

Inflation
---------

The Company expects that it will be able to offset increases in costs and expenses, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

Working capital deficit decreased to $990,000 at June 30, 2003 from $1,030,000 at March 31, 2003. Current assets increased by $435,000 primarily due to increases in cash and merchandise inventories. Current liabilities increased by $395,000 primarily due to increases in accounts payable and customer deposits.

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2003, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $575,000 on this line of credit as of June 30, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of June 30, 2003, the Company was not in compliance with the minimum cash flow requirement. Management of the affiliated company has executed a waiver of compliance with the loan covenants.

The Company has a line of credit agreement with Jackson State Bank ("JSB Agreement") expiring September 12, 2003, which provides for collateralized borrowings of up to $500,000 at an interest rate of prime plus .875 percent. Borrowings under the JSB Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on the JSB Agreement as of June 30, 2003.

Critical Accounting Policies and Estimates
------------------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). During preparation of these financial statements, we are required to make estimates and judgements that affect the reported amounts of assets, liabilities revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, fixed assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our financial statements.

We recognize sales when evidence of a sale exists; that is, for lodging revenue at the end of each day; for other retail sales, when the actual sale occurs and possession of the product is transferred to the customer.

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

ITEM 3.          Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated within 90 days of the filing date of this quarterly report, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings
                 None.

ITEM 2.          Changes in Securities
                 None.

ITEM 3.          Defaults upon Senior Securities
                 None.

ITEM 4.          Submission of Matters to a Vote of Securities Holders
                 None
..
ITEM 5.          Other Information
                 None

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)      1.       Financial Statements                     Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

                 Condensed Consolidated Balance Sheets - June 30, 2003
                 (Unaudited) and March 31, 2003                              2

                 Condensed   Consolidated   Statements  of  Operations
                 (Unaudited)  - Three  months  ended June 30, 2003 and
                 2002                                                        3

                 Condensed  Consolidated   Statements  of  Cash  Flows
                 (Unaudited)  - Three  months  ended June 30, 2003 and
                 2002                                                        4

                 Notes to Condensed Consolidated Financial Statements        5

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

     99.3        Chief Executive Officer - 302 Certification
     99.4        Chief Financial Officer - 302 Certification

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)


                                          /s/ ROBERT L. WALKER
                                      ------------------------------------------
DATE:  August 4, 2003                 BY:     ROBERT L. WALKER
                                      Chairman and Chief Executive Officer


                                          /s/ MICHAEL P. PERIKLY
                                      ------------------------------------------
DATE:  August 4, 2003                 BY:    MICHAEL P. PERIKLY
                                      President and Principal Financial Officer