Form 10QSB
period 2003-09-30
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2003-11-12
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2003
                                               ------------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Wyoming                                       86-0224163
--------------------------------           -------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


3207 S. Hardy Drive
--------------------------------
Tempe, AZ                                                   85282
--------------------------------           -------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of September 30, 2003.


PART I - FINANCIAL INFORMATION
 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                         September         March
                                                                                          30, 2003       31, 2003
                                                                                        -----------    -----------
                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $   259,703    $    73,263
    Accounts receivable                                                                       2,226         29,878
    Income tax refund receivable                                                             65,818         36,090
    Deferred tax asset                                                                       24,035         44,035
    Merchandise inventories                                                                  66,567         72,230
    Prepaid expenses and other                                                               39,652         27,059
                                                                                        -----------    -----------
        Total current assets                                                                458,001        282,555
                                                                                        -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                            7,525,591      7,525,591
    Equipment                                                                             1,364,172      1,668,896
    Leasehold improvements                                                                  325,600        325,600
                                                                                        -----------    -----------
        Total property and equipment                                                      9,215,363      9,520,087
    Less accumulated depreciation and amortization                                        3,131,233      3,245,804
                                                                                        -----------    -----------
        Property and equipment - net                                                      6,084,130      6,274,283
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,542,131    $ 6,556,838
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under line of credit from related party                                $   500,000    $   585,000
   Note payable under line of credit                                                             --        500,000
   Accounts payable:
     Trade                                                                                   99,962         49,326
     Related party                                                                           71,640         22,123
   Accrued liabilities                                                                      218,606         42,318
   Advance deposits                                                                          53,556        114,014
                                                                                        -----------    -----------
        Total current liabilities                                                           943,764      1,312,781
DEFERRED INCOME TAXES                                                                       150,184        150,184
                                                                                        -----------    -----------
        Total liabilities                                                                 1,093,948      1,462,965
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: issued 718,373 shares         7,184          7,184
issued
    Additional paid-in capital                                                              656,426        656,426
    Retained earnings                                                                     4,863,535      4,509,225
                                                                                        -----------    -----------
                                                                                          5,527,145      5,172,835
    Less common stock in treasury - at cost, 23,966 shares                                  (78,962)       (78,962)
                                                                                        -----------    -----------
        Shareholders' equity - net                                                        5,448,183      5,093,873
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,542,131    $ 6,556,838
                                                                                        ===========    ===========

See notes to condensed consolidated financial statements


                        INTERNATIONAL LEISURE HOSTS, LTD.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                 Three months ended        Six months ended
                                                   September 30,             September 30,
                                              -------------------------------------------------
                                                 2003         2002         2003         2002
                                                 ----         ----         ----         ----
REVENUES:

 Sales of merchandise                         $  977,752   $  964,989   $1,285,295   $1,300,528

 Room, cabin and trailer space rentals         1,158,127    1,109,768    1,545,840    1,464,175

 Other rentals and income                         82,952      107,668      130,827      147,064

 Net gain on asset disposals                      14,127          833       41,441           --

 Interest                                            599        1,965          500        2,130
                                              ----------   ----------   ----------   ----------

    Total revenues                             2,233,557    2,185,223    3,003,903    2,913,897
                                              ----------   ----------   ----------   ----------

COSTS AND EXPENSES:

 Cost of merchandise                             601,802      581,079      778,481      786,919

 Operating                                       722,940      702,080    1,195,781    1,128,417

 General and administrative                       43,505       12,218       87,608       54,971

 General and administrative - related party      173,734       73,074      247,468      146,148

 Net loss on asset disposals                          --           --           --       28,490

 Depreciation and amortization                    74,174       80,750      146,625      162,794

 Interest                                          4,313           --       10,518        5,239

 Interest - related party                          7,667       15,206       15,840       21,217
                                              ----------   ----------   ----------   ----------

    Total costs and expenses                   1,628,135    1,464,407    2,482,321    2,334,195
                                              ----------   ----------   ----------   ----------


Income before income taxes                       605,422      720,816      521,582      579,702

Provision for income taxes                       197,272      247,000      167,272      200,000
                                              ----------   ----------   ----------   ----------

NET INCOME                                    $  408,150   $  473,816   $  354,310   $  379,702
                                              ==========   ==========   ==========   ==========
NET INCOME
     PER COMMON SHARE                         $     0.59   $     0.68   $     0.51   $     0.55
                                              ==========   ==========   ==========   ==========



See notes to unaudited condensed consolidated financial statements


                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six months ended September 30,
                                                       ------------------------------------
                                                                2003         2002
                                                                ----         ----
OPERATING ACTIVITIES:
  Net income                                                  $ 354,310    $ 379,702
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             146,625      162,794
      Net (gain) loss on asset disposals                        (41,441)      28,490
  Changes in assets and liabilities:
      Accounts receivable                                        27,652       26,149
      Income tax refund receivable                              (29,728)          --
      Merchandise inventories                                     5,663      (17,120)
      Deferred income tax benefit                                20,000           --
      Prepaid expenses and other                                (12,593)     (15,896)
      Accounts payable - trade                                   50,636       (8,769)
      Accounts payable - related party                           49,517       (5,000)
      Income taxes payable                                      177,000      150,000
      Accrued liabilities                                          (712)      41,184
      Advance deposits                                          (60,458)     (45,952)
                                                              ---------    ---------
          Net cash provided by operating activities             686,471      690,632
                                                              ---------    ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment                       (28,181)    (110,131)
      Proceeds from sale of property and equipment              113,150       49,617
                                                              ---------    ---------
        Net cash provided by (used in) investing activities      84,969      (60,514)
                                                              ---------    ---------

FINANCING ACTIVITIES:
      Loan (payments to) proceeds from bank                    (500,000)     325,000
      Loan payments to related party                            (85,000)    (350,000)
                                                              ---------    ---------
        Net cash used in financing activities                  (585,000)     (25,000)
                                                              ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       186,440      605,118

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     73,263       49,664
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 259,703    $ 654,782
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                          $  26,358    $  34,281
                                                              =========    =========
                          - Cash paid for income tax          $       0    $  50,000
                                                              =========    =========

See notes to unaudited condensed consolidated financial statements

                        INTERNATIONAL LEISURE HOSTS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         For the Six Month Periods Ended
                           September 30, 2003 and 2002
                                   (UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the six months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

e. Property and equipment are stated at cost. Depreciation is computed by straight-line method over the estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

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

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company currently has a stock option plan in place but no options have been granted. The Company is currently evaluating the impact if it were to adopt the fair value method of accounting for stock-based employee compensation under all three methods.

       In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 is effective for the Company for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS 149 amends and clarifies financial accounting and report for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of SFAS 149 did not have a material impact on its financial position or results of operation.

       In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, FASB deferred the application of paragraphs 9 and 10 to mandatorily redeemable non-controlling interests in subsidiaries. SFAS 150 requires that an issuer classify a financial instrument within its scope as a liability or in some circumstances an asset that was previously classified as equity. This standard will not have any effect on the Company.

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

The extensive capital investments which were required by the Company's current Contract, were made based on the Park providing road access in the winter and full winter services (i.e. snowmobile rentals) for the duration of the Contract. These services are necessary to provide a reasonable opportunity to realize a profit consistent with the Contract and applicable law.

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the six months ended September 30, 2003 and 2002, this fee amounted to $56,600 and $55,843, respectively, which has been recorded as operating expense.

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

Since the NPS' adoption of the Record of Decision, the NPS has informed the Company that the Company's allocation of snowmobile trips into Yellowstone National Park will be severely restricted. Before the Record of Decision, the NPS had authorized the Company to rent a maximum of 85 snowmobiles for use in Yellowstone National Park. Under the new Record of Decision, the NPS will allow the Company an entrance allocation of only 20 snowmobiles per day with NPS guides provided the snowmobiles use the BAT.

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

The Company has recently entered into preliminary discussions with the NPS to amend the terms of the Contract and accelerate the termination date. If this occurs the NPS would then select an interim operator to operate the resort until such time as a prospectus is issued, a bidding process takes place and a permanent operator is selected. The interim operator will be required to pay to the Company a fee equal to its annual depreciation plus an amount equal to the book value of its fixed assets times the current prime lending rate. While there is no assurance that the discussions will be successful, if a prospectus is issued it is not the Company's intention to enter a bid for the operation of Flagg Ranch. The successor concessioner, and/or the Federal Government will be required to purchase from the Company the improvements made to the property at a price equal to the cost of reconstruction less physical depreciation as well as the personal property at its fair value.

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

During the six months ended September 30, 2003, the Company's President was eligible for a bonus, based on reduction in the debt of the corporation. A bonus of $100,000 is payable when the debt of the Company has been reduced to $500,000. An additional bonus of $100,000 is payable when the debt of the Company has been eliminated. As the Company's debt has decreased to $500,000, the first $100,000 bonus was earned in the current quarter, of which half has been paid and half has been recorded as a liability.

The Company is researching alternatives for repurchasing outstanding common shares in anticipation of taking the Company private.

3.     TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the six months ended September 30, 2003 and 2002 represent management fees and administrative expenses paid to related parties and totaled $247,000 and $146,000, respectively. These amounts are broken out in further detail below. Related parties during the six months ended September 30, 2003 and 2002 include entities owned by the Company's current majority owner, Robert Walker, or family members, and a company owned by the Company's current President, Michael P. Perikly.

For the six months ended September 30, 2003 and 2002, the Company charged to operations $85,968 and $84,648, respectively, for management services to PNI, Inc. and Walker Consulting, Inc., companies owned by the Company's majority owner, Robert L. Walker.

For the six months ended September 30, 2003 and 2002, the Company charged to operations $131,500 and $31,500, respectively, for management services to KCH Enterprises, Inc., a company owned by the Company's current President, Michael
P. Perikly. During the six months ended September 30, 2003, the Company's President was eligible for a bonus, based on reduction in the debt of the corporation. A bonus of $100,000 is payable when the debt of the Company has been reduced to $500,000. An additional bonus of $100,000 is payable when the debt of the Company has been eliminated. As the Company's debt has decreased to $500,000, the first $100,000 bonus was earned in the current quarter, resulting in the increase noted above.

For the six months ended September 30, 2003 and 2002, the Company charged to operations $30,000 each period for building rent to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker.

The Company incurred borrowings under line of credit agreements with related parties (Note 4). Interest incurred for the six months ended September 30, 2003 and 2002 was $15,840 and $27,491, respectively. For fiscal year 2002, the Company capitalized $6,274 of interest from related party agreements.

4.     NOTES PAYABLE UNDER LINES OF CREDIT

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2004, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on this line of credit as of September 30, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2003, the Company was not in compliance with the minimum cash flow requirement. Management of the affiliated company has executed a waiver of compliance with the loan covenants.

The Company had a line of credit agreement with Jackson State Bank ("JSB Agreement") which was paid off during the 2nd quarter. Interest incurred for the six months ended September 30, 2003 and 2002 was $10,518 and $6,789, respectively. For fiscal year 2002, the Company capitalized $1,550 of interest from the bank line of credit agreement.

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

The Company's net income for the six months ended September 30, 2003 was $354,000 ($.51 per share). This compares to a net income of $380,000 ($.55 per share) for the six months ended September 30, 2002. Changes in the Company's revenues and expenses for the six months and quarters ended September 30, 2003 and 2002 are summarized below. All references to years, represent the six months ended September 30 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 23 through September 30 and the winter season runs from late December through early March.

The Company has recently entered into preliminary discussions with the NPS to amend the terms of the Contract and accelerate the expiration date of December 31, 2009. If this occurs the NPS would then select an interim operator to operate the resort until such time as a prospectus is issued, a bidding process takes place and a permanent operator is selected. The interim operator will be required to pay to the Company a fee equal to its annual depreciation plus an amount equal to the book value of its fixed assets times the current prime lending rate. While there is no assurance that the discussions will be successful, if a prospectus is issued it is not the Company's intention to enter a bid for the operation of Flagg Ranch. The successor concessioner, and/or the Federal Government will be required to purchase from the Company the improvements made to the property at a price equal to the cost of reconstruction less physical depreciation, not to exceed fair market value, as well as the personal property at its fair value.

Revenues
--------

Total revenues for 2003 increased by $90,000 or 3.1% from 2002. Of this increase, $75,000 was from cabin rentals, $7,000 from RV park rentals, $20,000 from grocery store sales, $1,000 from guided fishing trip revenue, $5,000 from float trip revenue, $5,000 from gasoline sales and $41,000 from gain on sale of assets. Decreases of $36,000 in food and beverage sales, $4,000 in gift shop sales, $2,000 in trail ride revenue and $22,000 in other revenue partially offset the above increases.

Total revenues for the three months ended September 30, 2003 increased by $48,000 or 2.2% from 2002. Of this increase, $49,000 was from cabin rentals, $18,000 from grocery store sales, $2,000 from gift shop sales, $8,000 from gasoline sales and $13,000 from gain on sale of assets. Decreases of $1,000 in RV park rentals, $15,000 in food and beverage sales, $9,000 in float trip revenue, $2,000 in trail ride revenue and $15,000 in other revenue partially offset the above increases.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 61% for 2003 and 2002. The ratio of operating expenses to total revenue was 40% and 39%, respectively, in 2003 and 2002. Operating expenses increased by $67,000 in 2003 as compared to 2002. Of this increase, $34,000 was in labor, $5,000 in utilities, $20,000 in operating supplies, $1,000 in equipment rental, $4,000 in snowmobile parts/gas, $18,000 in commissions, $1,000 in travel, $3,000 in credit card fees, $1,000 in licenses, $14,000 in insurance and $3,000 in other items. Offsetting these increases were decreases of $4,000 in office supplies, $14,000 in advertising, $7,000 in telephone, $9,000 in postage and freight, $1,000 in property taxes and $2,000 in other items. General and administrative expenses increased $33,000 or 59.4% in 2003 as compared to 2002 primarily as a result of legal expenses relating to the winter issue plan. General and administrative expenses - related party increased by $101,000 or 69.3% in 2003 as compared to 2002 as a result of the bonus earned by the Company's President for meeting certain debt reduction benchmarks.

Operating expenses for the three months ended September 30, 2003 increased by $21,000 from 2002. Of this increase, $13,000 was in labor, $6,000 in operating supplies, $3,000 in office supplies, $7,000 in repairs and maintenance, $1,000 in equipment rental, $18,000 in commissions, $1,000 in travel, $7,000 in insurance, and $1,000 in miscellaneous expenses. Offsetting these increases were decreases of $5,000 in utilities, $3,000 in snowmobile parts/gas, $2,000 in outside services, $4,000 in advertising, $4,000 in telephone, $2,000 in printing, $6,000 in credit card fees, and $10,000 in postage expense. General and administrative expenses increased $31,000 or 256.1% in 2003 as compared to 2002 as a result of legal expenses relating to the winter use plan. General and administrative expenses - related party increased by $101,000 or 137.8% in 2003 as compared to 2002 as a result of the bonus earned by the Company's President for meeting certain debt reduction benchmarks.

The Company had a gain on sale of assets of $41,000 for 2003 versus a loss of $28,000 in 2002.

Inflation
---------

The Company expects that it will be able to offset increases in costs and expenses, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

Working capital deficit decreased to $486,000 at September 30, 2003 from $1,030,000 at March 31, 2003. Current assets increased by $175,000 primarily due to increases in cash. Current liabilities decreased by $369,000 primarily due to a decrease in note payable under line of credit.

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2004, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on this line of credit as of September 30, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of September 30, 2003, the Company was not in compliance with the minimum cash flow requirement. Management of the affiliated company has executed a waiver of compliance with the loan covenants.

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

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The Company has written down its winter use assets to their fair value at March 31, 2003. The Company has not made any adjustments to the value of its facilities under FASB 144 as the NPS contract allows it to recover the value of its facilities and facility improvements at the end of the contract period.

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

ITEM 3.       Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of September 30, 2003, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarterly period ended September 30, 2003, subsequent to the date of that evaluation.

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

ITEM 2.       Changes in Securities
              None.

ITEM 3.       Defaults upon Senior Securities
              None.

ITEM 4.       Submission of Matters to a Vote of Securities Holders
              None
..
ITEM 5.       Other Information
              None

ITEM 6.       Exhibits and Reports on Form 8-K

              (a)    1.     Financial Statements                           Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

              Condensed  Consolidated Balance Sheets - September 30, 2003
              (Unaudited) and March 31, 2003                                2

              Condensed Consolidated Statements of Operations (Unaudited)
              - Six months ended September 30, 2003 and 2002                3

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              - Six months ended September 30, 2003 and 2002                4

              Notes to Condensed Consolidated Financial Statements          5

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

                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)


                                        /s/ ROBERT L. WALKER
                                      ------------------------------------------
DATE:     November 14, 2003           BY:    ROBERT L. WALKER
                                      Chairman and Chief Executive Officer


                                        /s/ MICHAEL P. PERIKLY
                                      ------------------------------------------
DATE:     November 14, 2003           BY:    MICHAEL P. PERIKLY
                                      President and Principal Financial Officer