Form 10QSB
period 2003-12-31
INTERNATIONAL LEISURE HOSTS LTD /NEW/
filed 2004-02-13
CIK 52935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                450 Fifth Street
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2003
                                               -----------------

                           Commission File No. 0-3858
                                           ----------

                        INTERNATIONAL LEISURE HOSTS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



              Wyoming                                      86-0224163
---------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


3207 S. Hardy Drive
---------------------------------
Tempe, AZ                                                    85282
---------------------------------              ---------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common stock as of the close of the latest practicable date. There were 694,407 shares of $.01 par value common stock outstanding as of December 31, 2003.


PART I - FINANCIAL INFORMATION
 ITEM 1 - Summarized Financial Information

                        INTERNATIONAL LEISURE HOSTS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                                          December         March
                                                                                          31, 2003       31, 2003
                                                                                        -----------    -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $    39,866    $    73,263
    Accounts receivable                                                                      15,663         29,878
    Income tax refund receivable                                                                            36,090
    Deferred tax asset                                                                        9,308         44,035
    Merchandise inventories                                                                  84,269         72,230
    Prepaid expenses and other                                                               39,440         27,059
                                                                                        -----------    -----------
        Total current assets                                                                188,546        282,555
                                                                                        -----------    -----------

PROPERTY AND EQUIPMENT:
    Buildings and improvements                                                            7,525,591      7,525,591
    Equipment                                                                             1,353,665      1,668,896
    Leasehold improvements                                                                  325,600        325,600
                                                                                        -----------    -----------
        Total property and equipment                                                      9,204,856      9,520,087
    Less accumulated depreciation and amortization                                        3,194,685      3,245,804
                                                                                        -----------    -----------
        Property and equipment - net                                                      6,010,171      6,274,283
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,198,717    $ 6,556,838
                                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable under line of credit from related party                                $   500,000    $   585,000
   Note payable under line of credit                                                                       500,000
   Accounts payable:
     Trade                                                                                   71,775         49,326
     Related party                                                                           62,238         22,123
   Accrued liabilities                                                                       71,966         42,318
   Advance deposits                                                                         106,920        114,014
                                                                                        -----------    -----------
        Total current liabilities                                                           812,899      1,312,781
DEFERRED INCOME TAXES                                                                       150,184        150,184
                                                                                        -----------    -----------
        Total liabilities                                                                   963,083      1,462,965
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $5 par value - authorized 100,000 shares: none issued
    Common stock, $.01 par value - authorized 2,000,000 shares: issued 718,373 shares         7,184          7,184
    Additional paid-in capital                                                              656,426        656,426
    Retained earnings                                                                     4,650,986      4,509,225
                                                                                        -----------    -----------
                                                                                          5,314,596      5,172,835
    Less common stock in treasury - at cost, 23,966 shares                                  (78,962)       (78,962)
                                                                                        -----------    -----------
        Shareholders' equity - net                                                        5,235,634      5,093,873
                                                                                        -----------    -----------
TOTAL                                                                                   $ 6,198,717    $ 6,556,838
                                                                                        ===========    ===========

See notes to condensed consolidated financial statements


                        INTERNATIONAL LEISURE HOSTS, LTD.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Three months ended            Nine months ended
                                                      December 31,                  December 31,
                                              --------------------------------------------------------
                                                  2003           2002           2003           2002
                                                  ----           ----           ----           ----
REVENUES:
 Sales of merchandise                         $    22,094    $    67,860    $ 1,307,389    $ 1,368,388
 Room, cabin and trailer space rentals                            27,356      1,545,513      1,491,531
 Other rentals and income                          10,770        133,817        141,825        280,880
 Net gain (loss) on asset disposals                37,124                        78,565        (28,490)
 Interest                                             214            774            813          2,904
                                              -----------    -----------    -----------    -----------
    Total revenues                                 70,202        229,807      3,074,105      3,115,213
                                              -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
 Cost of merchandise                               12,742         86,298        791,223        873,217
 Operating                                        168,401        305,190      1,364,182      1,433,607
 General and administrative                        51,047         19,449        138,655         74,419
 General and administrative - related party        74,257         76,704        321,725        222,852
 Depreciation and amortization                     67,083         86,139        213,707        248,933
 Interest                                           1,177          6,740         11,695         11,980
 Interest - related party                           7,089          8,069         22,929         29,285
                                              -----------    -----------    -----------    -----------
    Total costs and expenses                      381,796        588,589      2,864,116      2,894,293
                                              -----------    -----------    -----------    -----------

(Loss) income before income taxes                (311,594)      (358,782)       209,989        220,920

(Benefit) provision for income taxes              (99,045)      (125,000)        68,227         75,000
                                              -----------    -----------    -----------    -----------

NET (LOSS) INCOME                             ($  212,549)   ($  233,782)   $   141,762    $   145,920
                                              ===========    ===========    ===========    ===========
NET (LOSS) INCOME
    PER COMMON SHARE:
       Basic                                  $     (0.31)   $     (0.34)   $      0.20    $      0.21
                                              ===========    ===========    ===========    ===========
       Diluted                                $     (0.31)   $     (0.34)   $      0.20    $      0.21
                                              ===========    ===========    ===========    ===========


See notes to unaudited condensed consolidated financial statements


                        INTERNATIONAL LEISURE HOSTS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Nine months ended December 31,
                                                           ------------------------------
                                                                 2003         2002
                                                                 ----         ----
OPERATING ACTIVITIES:
  Net income                                                  $ 141,762    $ 145,920
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             213,707      248,933
      Net (gain) loss on asset disposals                        (78,565)      28,490
      Deferred income tax benefit                                34,727
  Changes in assets and liabilities:
      Accounts receivable                                        14,215        4,665
      Income tax refund receivable                               36,090
      Merchandise inventories                                   (12,039)     (43,924)
      Prepaid expenses and other                                (12,381)     (29,543)
      Accounts payable - trade                                   22,449       86,506
      Accounts payable - related party                           40,115       (5,000)
      Income taxes payable                                       63,228
      Accrued liabilities                                       (33,580)     (11,543)
      Advance deposits                                           (7,094)      87,397
                                                              ---------    ---------
          Net cash provided by operating activities             422,634      511,901
                                                              ---------    ---------

INVESTING ACTIVITIES:
      Purchases of property and equipment                       (28,181)    (432,269)
      Proceeds from sale of property and equipment              157,150       49,617
                                                              ---------    ---------
        Net cash provided by (used in) investing activities     128,969     (382,652)
                                                              ---------    ---------

FINANCING ACTIVITIES:
      Loan (payments to) proceeds from bank                    (500,000)     325,000
      Loan payments to related party                            (85,000)    (350,000)
                                                              ---------    ---------
        Net cash used in financing activities                  (585,000)     (25,000)
                                                              ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (33,397)     104,249

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     73,263       49,664
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  39,866    $ 153,913
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION - Cash paid for interest                          $  34,624    $  50,424
                                                              =========    =========
                          - Cash paid for income tax          $       0    $  90,000
                                                              =========    =========


See notes to unaudited condensed consolidated financial statements

                       INTERNATIONAL LEISURE HOSTS, LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          For the Nine Month Periods Ended December 31, 2003 and 2002
                                  (UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been made and are of a normal recurring nature. Operating results for the nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

e. Property and equipment are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives, which range from 5 to 40 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the related asset or the term of the lease.

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

h. Accounting for stock options - At the Company's Annual Meeting held on January 21, 2003, the Company's Shareholders ratified and adopted the 2002 Stock Option Plan. The 2002 Stock Option Plan allows the Compensation Committee of the Board of Directors to grant stock options to officers, directors and employees of the Company. The Company has 100,000 stock options available for issuance. For the quarter ended December 31, 2003, the Company has issued stock options for 82,000 shares under the 2002 Stock Option Plan at an option price of $5.50 per share, which is greater than the fair market value of the Company's common stock on the date of grant. The Company accounts for stock option grants to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Accordingly, no compensation cost has been recognized for these stock option grants. Awards under the plan vest immediately. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period presented, using the Black-Scholes valuation model:



                                                     Three months ended        Nine months ended
                                                         December 31,              December 31,
                                                  -----------------------------------------------
                                                     2003         2002         2003        2002
                                                     ----         ----         ----        ----
Net (loss) income as reported                     ($212,549)   ($233,782)   $ 141,762   $ 145,920
Deduct: Total stock-based employee compensation     133,189                   133,189
                                                  ---------    ---------    ---------   ---------
Pro forma net (loss) income                        (345,738)    (233,782)       8,573     145,920
                                                  =========    =========    =========   =========
Net (loss) income per share-basic as reported     $   (0.31)   $   (0.34)   $    0.20   $    0.21
Pro forma net (loss) income per share-basic       $   (0.50)   $   (0.34)   $    0.01   $    0.21


i. Net Income per Common Share - Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 694,407 for both 2003 and 2002. Diluted net income per share reflects potential dilution that could occur from common shares issuable through stock options, warrants or other convertible securities. Options to purchase 82,000 shares of common stock at $5.50 per share were outstanding during the quarter ended December 31, 2003 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and would be anti-dilutive.

j. Estimated Fair Value of Financial Instruments - The Company has estimated the fair value of its financial instruments using available market data. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying values of cash, receivables, lines of credit, accounts payable, and accrued expenses approximate fair values due to the short-term maturities or market rates of interest.

k. New Accounting Pronouncements - In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation addresses the disclosures to be made by a guarantor in its financial statements and its obligations under guarantees. The Interpretation also clarifies the requirements related to the recognition of a liability by the guarantor at the inception of a guarantee. Initial recognition of a liability shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation did not have a material impact on the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-- Transition and Disclosure". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Specifically, SFAS No. 148 prohibits companies from utilizing the prospective method of transition, the only method offered under the original SFAS No. 123, in fiscal years beginning after December 15, 2003. However, the statement permits two additional transition methods for companies that adopt the fair value method of accounting for stock-based compensation, which include the modified prospective and retroactive restatement methods. Under the prospective method, expense is recognized for all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The modified prospective method recognizes stock-based employee compensation cost from the beginning of the fiscal year in which the provisions are first applied, as if the fair value method had been used to account for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. Under the retroactive restatement method, all periods presented are restated to reflect stock-based employee compensation cost under the fair value method for all employee awards granted, modified, or settled in fiscal years beginning after December 15, 1994. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results using a prescribed specific tabular format and requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. The Company currently has a stock option plan in place and options for 82,000 shares have been granted as of December 31, 2003. The Company has adopted the new disclosure requirements during the current quarterly period and is currently evaluating the impact of the fair value method of accounting for stock-based employee compensation under all three methods.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability or in some circumstances an asset that was previously classified as equity. This standard will not have any effect on the Company.

2.       STOCK OPTIONS

The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions for the quarter ended December 31:

                                                             2003
                                                             ----

         Expected life from vest date                           5
         Volatility                                         34.35%
         Risk-free interest rate                             3.39%

         The weighted-average estimated fair value of stock options granted during the quarter ended December 31, 2003 was $1.62.

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

The Contract fee to the NPS is calculated at 2 percent of gross receipts (as defined), subject to review and possible adjustment every five years. For the nine months ended December 31, 2003 and 2002, this fee amounted to $57,200 and $60,597, respectively, which has been recorded as operating expense.

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

On December 16, 2003, the U.S. District Court in Washington, D.C. issued an order setting aside the recent NPS winter use plan and rule that allowed for limited snowmobile use in Yellowstone and Grand Teton National Parks and the John D. Rockefeller, Jr. Memorial Parkway. As a result of this ruling the prior winter use plan and regulations of November 18, 2002 are now in effect, which phases out snowmobile use in the three parks.

The decision to phase out snowmobile use was signed in a November 2000 Record of Decision (ROD), with the rule to implement that decision signed in January 2001. The rule called for the gradual phase out of all recreational snowmobile use by the winter season of 2003-2004 in favor of NPS-managed mass transit snowcoaches. The November 18, 2002 rule delayed the implementation of this decision for one year to allow the NPS to complete the Supplemental Environmental Impact Statement and plan for the transition fo mass-transit snowcoaches.

Under the November 18, 2002 regulation, daily snowmobile use this winter season will be set at levels that are expected to lead to an approximately 50 percent reduction from historic use levels. All snowmobiles that enter Yellowstone will be required to be accompanied by an NPS-permitted guide and travel in groups of no more than eleven, including the guide. Effective the winter of 2004-2005, snowmobile access to the three parks will be eliminated.

Based on the November 18, 2002 rule, the NPS has informed the Company that the Company's allocation of snowmobile trips into Yellowstone National Park will be severely restricted. Before the Record of Decision, the NPS had authorized the Company to rent a maximum of 85 guided or unguided snowmobiles for use in Yellowstone National Park. Under the new Record of Decision, the NPS will allow the Company an entrance allocation of only 10 guided snowmobiles per day (9 rental machines and 1 guide machine).

The Company believes this limited entrance allocation this winter season will severely impact the Company's financial viability of operation during the winter season. Winter operations this year have been significantly scaled back. The lodging, restaurant, gift shop and lounge will not be open this winter, and, per the requirement of the NPS only the grocery store and gas station will be open. If snowmobile access to the parks is eliminated in future winter seasons, the Company will have no choice but to discontinue all winter operations.

Proprietary rights to certain facility improvements constructed by the Company (including the new lodge and new cabin units) have been granted to the Company under the terms of the Contract; however, the NPS may terminate the Contract and purchase the Company's improvements, upon a determination that the public interest requires Federal Government ownership of the improvements. In such event, the Federal Government is required to pay a price for said improvements equal to the cost of reconstruction less depreciation. If, however the Contract is terminated by the Federal Government for default by the Company for unsatisfactory performance as defined in the Contract, then the Federal
Government is required to pay a price equal to the tax basis of the improvements. At the end of the Contract, if the Company is not the successful bidder on a new contract for the property, then the Federal Government is required to purchase from the Company the improvements (including the new lodge and new cabin units) made to the property at a price equal to the cost of reconstruction less the physical wear and tear on the facilities.

The Company has recently entered into preliminary discussions with the NPS to amend the terms of the Contract and accelerate the expiration date. If this occurs the NPS would then select an interim operator to operate the resort until such time as a prospectus is issued, a bidding process takes place and a permanent operator is selected. The interim operator will be required to pay to the Company a fee equal to its annual depreciation plus an amount equal to the book value of its fixed assets times the current prime lending rate. While there is no assurance that the discussions will be successful, if a prospectus is issued it is not the Company's intention to enter a bid for the operation of Flagg Ranch. The successor concessioner, and/or the Federal Government will be required to purchase from the Company the improvements made to the property at a price equal to the cost of reconstruction less physical depreciation as well as the personal property at its fair value.

During the nine months ended December 31, 2003, the Company's President was eligible for a bonus, based on reduction in the debt of the Company. A bonus of $100,000 is payable when the debt of the Company has been reduced to $500,000. An additional bonus of $100,000 is payable when the debt of the Company has been eliminated. As the Company's debt has decreased to $500,000, the first $100,000 bonus was earned in the quarter ended September 30, 2003.

4.       TRANSACTIONS WITH RELATED PARTIES

General and administrative - related party expenses for the nine months ended December 31, 2003 and 2002 represent management fees and administrative expenses paid to related parties and totaled $322,000 and $223,000, respectively. These amounts are broken out in further detail below. Related parties during the nine months ended December 31, 2003 and 2002 include entities owned by the Company's current majority owner, Robert Walker, or family members, and a company owned by the Company's current President, Michael P. Perikly.

For the nine months ended December 31, 2003 and 2002, the Company charged to operations $129,475 and $130,602, respectively, for management services to PNI, Inc. and Walker Consulting, Inc., companies owned by the Company's majority owner, Robert L. Walker.

For the nine months ended December 31, 2003 and 2002, the Company charged to operations $147,250 (including the bonus of $100,000 payable to the Company's President) and $47,250, respectively, for management services to KCH Enterprises, Inc., a company owned by the Company's current President, Michael
P. Perikly.

For the nine months ended December 31, 2003 and 2002, the Company charged to operations $45,000 each period for building rent to RLW & BJW Enterprises, L.L.C., a company owned by the Company's current majority owner, Robert L. Walker.

The Company incurred borrowings under line of credit agreements with related parties (Note 4). Interest incurred for the nine months ended December 31, 2003 and 2002 was $23,000 and $36,000, respectively. For fiscal year 2002, the Company capitalized $6,500 of interest from related party agreements.

5.       NOTES PAYABLE UNDER LINES OF CREDIT

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2004, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on this line of credit as of December 31, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of December 31, 2003, the Company was not in compliance with the minimum cash flow requirement. Management of the affiliated company has executed a waiver of non-compliance with the loan covenants.

The Company had a line of credit agreement with Jackson State Bank ("JSB Agreement") which was paid off during the quarter ended September 30, 2003. Interest incurred for the nine months ended December 31, 2003 and 2002 was $12,000 and $15,000, respectively. For fiscal year 2002, the Company capitalized $3,000 of interest from the bank line of credit agreement.


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

The Company's net income for the nine months ended December 31, 2003 was $142,000 ($.20 per share). This compares to a net income of $146,000 ($.21 per share) for the nine months ended December 31, 2002. Changes in the Company's revenues and expenses for the nine months and quarters ended December 31, 2003 and 2002 are summarized below. All references to years, represent the nine months ended December 31 of the stated year.

Flagg Ranch, the principal business of the Company, is operated as a seasonal resort. The two seasons coincide with the opening and closing dates of Yellowstone and Grand Teton National Parks. The summer season runs from approximately May 23 through December 31 and the winter season runs from late December through early March.

The Company has recently entered into preliminary discussions with the NPS to amend the terms of the Contract and accelerate the expiration date of December 31, 2009. If this occurs the NPS would then select an interim operator to operate the resort until such time as a prospectus is issued, a bidding process takes place and a permanent operator is selected. The interim operator will be required to pay to the Company a fee equal to its annual depreciation plus an amount equal to the book value of its fixed assets times the current prime lending rate. While there is no assurance that the discussions will be successful, if a prospectus is issued it is not the Company's intention to enter a bid for the operation of Flagg Ranch. The successor concessioner, and/or the Federal Government will be required to purchase from the Company the improvements made to the property at a price equal to the cost of reconstruction less physical wear and tear on the facilities, not to exceed fair market value, as well as the personal property at its fair value.

Revenues
--------

Total revenues for 2003 decreased by $41,000 or 1.3% from 2002. Of this decrease, $53,000 was in food and beverage sales, $21,000 in gift shop sales, $2,000 in trail ride revenue, $123,000 in winter activities revenue and $21,000 in other revenue. Increases of $47,000 in cabin rentals, $7,000 in RV park rentals, $11,000 in grocery store sales, $1,000 in gasoline sales, $1,000 from guided fishing trip revenue, $5,000 from float trip revenue and $107,000 from gain on sale of assets, partially offset the above decreases.

Total revenues for the three months ended December 31, 2003 decreased by $160,000 or 69.5% from 2002. Of this decrease, $28,000 was from cabin rentals, $17,000 from food and beverage sales, $9,000 from grocery store sales, $17,000 from gift shop sales, $3,000 from gasoline sales, $122,000 from winter activities revenue and $1,000 from other revenue. An increase of $37,000 from gain on sale of assets partially offset the above decreases.

The decreases in revenue (and expenses) for both the three and nine month periods ended December 31, 2003, are mainly attributable to the reductions in the number of snowmobiles the Company is allowed to rent during the winter season. Because of the significant reductions, the Company did not open the lodging, gift shop or restaurant and lounge this winter season.

Expenses
--------

The ratio of cost of merchandise sold to sales of merchandise was 61% and 64%, respectively, for 2003 and 2002. The ratio of operating expenses to total revenue was 44% and 46%, respectively, in 2003 and 2002.

Operating expenses decreased by $69,000 in 2003 as compared to 2002. Of this decrease, $36,000 was in labor, $10,000 in utilities, $7,000 in office supplies, $4,000 in repairs and maintenance, $8,000 in snowmobile parts/gas, $42,000 in advertising, $4,000 in telephone, $10,000 in postage and freight, $4,000 in licenses, $2,000 in property tax and $3,000 in franchise fees. Offsetting these decreases were increases of $11,000 in operating supplies, $5,000 in equipment rental, $20,000 in commissions, $5,000 in company vehicle/travel, $9,000 in credit card fees, $10,000 in insurance and $1,000 in other items. General and administrative expenses increased $64,000 or 86.3% in 2003 as compared to 2002 primarily as a result of legal expenses relating to the winter issue plan. General and administrative expenses - related party increased by $99,000 or 44.4% in 2003 as compared to 2002 as a result of the bonus earned by the Company's President for meeting certain debt reduction benchmarks.

Operating expenses for the three months ended December 31, 2003 decreased by $137,000 from 2002. Of this decrease, $70,000 was in labor, $15,000 in utilities, $9,000 in operating supplies, $2,000 in office supplies, $4,000 in repairs and maintenance, $11,000 in snowmobile parts/gas, $28,000 in advertising, $1,000 in postage and freight, $5,000 in licenses, $5,000 in insurance, $1,000 in property tax and $4,000 in franchise fees. Offsetting these decreases were increases of $4,000 in equipment rental, $3,000 in telephone, $1,000 in commissions, $4,000 in company vehicle/travel and $6,000 in credit card fees. General and administrative expenses increased $32,000 or 162.5% in 2003 as compared to 2002 as a result of legal expenses relating to the winter use plan. General and administrative expenses - related party decreased by $2,000 or 3.2% in 2003 as compared to 2002.

Inflation
---------

The Company expects that it will be able to offset increases in costs and expenses, caused by inflation, by increasing prices on its services with minimal effect on operations.

Liquidity and Capital Resources
-------------------------------

Working capital deficit decreased to $624,000 at December 31, 2003 from $1,030,000 at March 31, 2003. Current assets decreased by $94,000 primarily due to decreases in cash, accounts receivable and deferred income tax benefit. Current liabilities decreased by $499,000 primarily due to a decrease in note payable under line of credit.

The Company has a line of credit agreement ("Agreement") with an affiliated company expiring September 30, 2004, which provides for collateralized borrowings of up to $1,500,000 at an interest rate of prime plus .875 percent. Borrowings under the Agreement are collateralized by the assets and improvements of Flagg Ranch. The Company has borrowed $500,000 on this line of credit as of December 31, 2003. The terms of the Agreement contain, among other provisions, requirements for maintaining minimum cash flows (as defined in the Agreement) and place limitations on the Company's ability to make loans. As of December 31, 2003, the Company was not in compliance with the minimum cash flow requirement. Management of the affiliated company has executed a waiver of non-compliance with the loan covenants.

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

We believe the following are our critical accounting policies:

We recognize sales when evidence of a sale exists; that is, for lodging revenue at the end of each day; for other retail sales, when the actual sale occurs and possession of the product is transferred to the customer.

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The Company has written down its winter use assets to their fair value at March 31, 2003. The Company has not made any adjustments to the value of its facilities under SFAS No. 144 as the NPS contract allows it to recover the value of its facilities and facility improvements at the end of the contract period.

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

ITEM 3.  Controls and Procedures

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of disclosure controls and procedures has been evaluated as of December 31, 2003, and, based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that significantly affected these controls during the quarterly period ended December 31, 2003, or are reasonably likely to significantly affect, our internal control over financial reporting.

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

ITEM 2.   Changes in Securities
          None.

ITEM 3.   Defaults upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Securities Holders
          None
..
ITEM 5.   Other Information
          None

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)      1.       Financial Statements                          Page

The following financial statements of International Leisure Hosts, Ltd. are included in Part I, Item 1:

          Condensed Consolidated Balance Sheets (Unaudited)-
          December 31, 2003 and March 31, 2003                              2

          Condensed Consolidated Statements of Operations (Unaudited) -
          Nine months ended December 31, 2003 and 2002                      3

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
          Nine months ended December 31, 2003 and 2002                      4

          Notes to Condensed Consolidated Financial Statements              5

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

                        INTERNATIONAL LEISURE HOSTS, LTD.
                                  (REGISTRANT)


                                        /s/ ROBERT L. WALKER
                                       -----------------------------------------
DATE: February 12, 2004                BY:  ROBERT L. WALKER
                                       Chairman and Chief Executive Officer


                                        /s/ MICHAEL P. PERIKLY
                                       -----------------------------------------
DATE: February 12, 2004                BY:  MICHAEL P. PERIKLY
                                       President and Principal Financial Officer